Form 10-Q
period 2009-03-31
CUSTOM Q INC
filed 2009-06-03
CIK 1444177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________________ to ______________

Commission file number 333-156611

Custom Q, Inc

(Exact name of Registrant as specified in its charter)

Nevada	5900	26-2903011
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code)	(I.R.S. Employer Identification No.)

1133 Old Bridge Place
Fort Wayne, IN  46825

Tel:         317-524-1551

N/A

(Former name, former address and former three months, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No ☒

As of May 25, 2009 there were 4,240,000 shares issued and outstanding of the registrant’s common stock.

FINANCIAL STATEMENTS

Custom Q, Inc.

March 31, 2009

Index

Balance Sheet as of March 31, 2009 and September 30, 2008 (unaudited)	F-1

Statement of Operations for the Three and Six Months ended March 31, 2009 & Inception to date (unaudited)	F-2

Statement of Cash Flows for the Six Months ended March 31, 2009, & Inception to date (unaudited)	F-3

Statement of Changes in Stockholders’ Deficit for the Period From June 20, 2008 (inception) Through March 31, 2009 (unaudited)	F-4

Notes to the unaudited Financial Statements	F-5 – F-7

CUSTOM Q, INC
(A DEVELOPMENT STAGE COMPANY)
 BALANCE SHEET
AS OF MARCH 31, 2009 AND SEPTEMBER 30, 2008
(UNAUDITED)

	March 31,	September 30,
	2009	2008
ASSETS

CURRENT ASSETS
Cash	$3,333	$12,714
Total current assets	3,333	12,714

FIXED ASSETS
Computer equipment and office furniture	583	583
Accumulated depreciation	(54)	(10)
Total fixed assets	529	573

TOTAL ASSETS	$3,862	$13,287

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$8,909	$2,530
Accrued interest	884	252
Sales tax payable	10	-
Total current liabilities	9,803	2,782

LONG TERM LIABILITIES
Long term portion of stockholder loan	35,250	25,250
Total long term liabilities	35,250	25,250

TOTAL LIABILITIES	45,053	28,032

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 4,240,000 and 4,025,000 shares issued and outstanding at March 31, 2009 and September 30, 2008, respectively	4,240	4,025
Additional paid in capital	16,460	(625)
Deficit accumulated during the development stage	(61,891)	(18,145)
Total stockholders' deficit	(41,191)	(14,745)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,862	$13,287

See the accompanying summary of accounting policies and notes to the financial statements

CUSTOM Q, INC.
(A DEVELOPMENT STAGE COMPANY)
 STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIOD ENDED MARCH 31, 2009, AND
FOR THE PERIOD FROM JUNE 20, 2008 (INCEPTION) THROUGH MARCH 31, 2009
(UNAUDITED)

			June 20, 2008
	For the six months	For the three months	(inception)
	ended	ended	through
	March 31, 2009	March 31, 2009	March 31, 2009

REVENUE	$18,103	$8,054	$27,665

COST OF REVENUES	15,849	6,886	23,174

GROSS PROFIT	2,254	1,168	4,491

OPERATING EXPENSES
Advertising expenses	11,631	5,952	11,922
Professional fees	18,000	10,500	32,500
General and administrative	15,656	8,589	20,985
Depreciation and amortization	44	29	54
Total operating expenses	45,331	25,070	65,461

NET LOSS BEFORE OTHER INCOME (EXPENSE)	(43,077)	(23,902)	(60,970)

OTHER (EXPENSE)
Interest expense	(669)	(350)	(921)
Total other (expense)	(669)	(350)	(921)

NET (LOSS)	$(43,746)	$(24,252)	$(61,891)

(LOSS) PER SHARE-BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	4,229,586	4,240,000

See the accompanying summary of accounting policies and notes to the financial statements

CUSTOM Q, INC
(A DEVELOPMENT STAGE COMPANY)
 STATEMENT OF CASH FLOWS
FOR THE SIX MONTH PERIOD ENDED MARCH 31, 2009, AND
 THE PERIOD FROM JUNE 20, 2008 (INCEPTION) THROUGH MARCH 31, 2009
(UNAUDITED)

	For the six	June 20, 2008
	months ended	(Inception) through
	March 31, 2009	March 31, 2009
Operating Activities
Net loss	$(43,746)	$(61,891)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	44	54
Contribution of office space by Founder	1,800	2,700
Changes in operating assets and liabilities:
Changes in accrued interest	632	884
Changes in accounts payable	6,379	8,909
Changes in sales tax payable	10	10
Net Cash Used in Operating Activities	(34,881)	(49,334)

Investing Activities
Purchase of equipment and furniture	-	(583)
Net Cash Used in Investing Activities	-	(583)

Financing Activities
Proceeds from stockholder loan	10,000	35,250
Proceeds from sale of stock subscription	21,500	24,000
Shareholder distributions	(6,000)	(6,000)
Net Cash Provided by Financing Activities	25,500	53,250

Increase (Decrease) in Cash	(9,381)	3,333

Cash - Beginning of Period	12,714	-

Cash - End of Period	$3,333	$3,333

Supplemental Disclosures of Cash Flow Information

Cash paid for income taxes	-	-
Cash paid for interest	-	-

See the accompanying summary of accounting policies and notes to the financial statements

CUSTOM Q, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM JUNE 20, 2008 (INCEPTION) THROUGH MARCH 31, 2009
(UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 20, 2008	-	$-	$-	$-	$-
Issuance of founders shares	4,000,000	4,000	(4,000)	-	-
Contribution of office space	-	-	900	-	900
Shares issued for subscriptions	25,000	25	2,475	-	2,500
Net loss	-	-	-	(18,145)	(18,145)
Balance at September 30, 2008	4,025,000	4,025	(625)	(18,145)	(14,745)
Shares issued for subscriptions	215,000	215	21,285	-	21,500
Contribution of office space	-	-	1,800	-	1,800
Shareholder distributions	-	-	(6,000)	-	(6,000)
Net loss	-	-	-	(43,746)	(43,746)
Balance at March 31, 2009	4,240,000	$4,240	$16,460	$(61,891)	$(41,191)

See the accompanying summary of accounting policies and notes to the financial statements

Custom Q, Inc.
(A Development Stage Company)
Notes to the unaudited Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Custom Q, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Custom Q’s audited September 30, 2008 annual financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Custom Q’s September 30, 2008 annual financial statements have been omitted.

Custom Q, Inc. was incorporated on June 20, 2008, under the laws of the State of Nevada, as a development stage company. The Company intends to commence operations as an on-line seller of baby items.

BASIS OF PRESENATATION

The Company follows accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

REVENUE RECOGNITION

Revenue is recognized when it is realized or realizable and earned. Custom Q considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided, and collectability is reasonably assured. These criteria are assumed to have been met if a customer orders an item, payment for the item clears, and the goods have been shipped or delivered to the customer.  Revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period the services are provided.  There was no such deferred revenue as of March 31, 2009.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2009 and September 30, 2008, there were no cash equivalents.

DEVELOPMENT STAGE COMPANY

The Company complies with Statement of Financial Accounting Standard (“SFAS”) No. 7 and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments, including cash, receivables, accounts payable, and notes payable are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with market rates.  No adjustments have been made in the current period.

INCOME TAXES

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the periods ending March 31, 2009.

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti dilutive nature of potential common stock equivalents.  Custom Q had no common stock equivalents outstanding at March 31, 2009.  For the six months ended March 31, 2009, there were 4,229,586 weighted average number of shares outstanding and the loss per share, both basic and diluted, was 0.01.

STOCK BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards no.123(R) or SFAS No. 123(R), Share-Based Payments, and Staff Accounting Bulletin No. 107, or SAB 107, Share-Based Payments.  The company accounts for the stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services under FASB Statement no. 123.

The Company did not grant any stock options or warrants during the period ended March 31, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

Custom Q does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

Custom Q’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $61,891 and has insufficient working capital to meet operating needs for the next twelve months as of March 31, 2009, all of which raise substantial doubt about Custom Q’s ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

The President, Cindy Kostoff, loaned the company $25,250 during the period of July 2, 2008 through July 23, 2008.  Mrs. Kostoff loaned the company an additional $10,000 on March 30, 2009 for a total loan of $35,250.  This loan is accruing interest at the rate of 5% per annum and is due September 30, 2013.

Additionally, Mrs. Kostoff contributes office space valued at $300 per month, which we record as additional paid in capital.  For the six months ended March 31, 2009, the value of the office space contributed was $1,800.

NOTE 4 - COMMON STOCK

Custom Q issued 4,000,000 shares of common stock (founder’s shares) on June 20, 2008 to the President and Director of the Company. In October through December of 2008, we issued 215,000 shares of common stock to 24 U.S. investors and 8 non-U.S. investors at $.10 per share in a private placement raising an aggregate of $21,500 cash.

NOTE 5 – INCOME TAXES

The Company has tax losses which may be applied against future taxable income. The potential tax benefits arising from these loss carryforwards expire beginning in 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carryforward was $61,891 at March 31, 2009. The significant components of the deferred tax asset as of March 31, 2009 are as follows:

Net operating loss carryforwards	$(21,662)
Valuation allowance	21,662
Net deferred tax asset	$-

Item 2.       Management’s Discussion and Analysis or Plan of Operation.

This 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing else where in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to "Cautionary Note Regarding Forward Looking Statements" and “Risk Factors” below.

Overview

We offer certain customizable products on various web portal sites.  The first three sites are:

•	MyCustomBlankets.com, offering embroidered and screen printed blankets, towels and bathrobes.
•	MyCustomBabyGifts.com, offering a wide assortment of personalized, and non-personalized product for Mom and the newborn.
•	MyCustomExpressions.com offering corporate and school personalized products.

We were in the process of developing our business at inception, and we have continued thereafter developing our business as follows:

•	A business plan and rough projections of financial statements were created based on that business plan and optimistic, pessimistic, and expected levels of performance
•	Bank accounts for the company were created once the company was incorporated
•	A programmer was hired to consult on and construct the website in tandem with the owner, through which all of the business’ services are provided
•	A public relations freelancer was hired to consult on and execute a marketing/PR plan, in tandem with the owner
•	The owner, programmer, and another consultant created the database through which customers are stored, contacted, and matched and began online advertising
•	The owner is setting up an online payment system for credit cards and an additional online payment method known as ‘PayPal’

Results of Operation

We made our first sale on July 20, 2008, and have generated $27,665 in revenues from inception through March 31, 2009.

Development stage operating expenditures during the period from inception on June 20, 2008 to March 31, 2009 were $ 65,497 which consisted primarily of $32,500 of professional expenses, $11,631 of advertising expenses, and $21,312 of general and administrative expenses.

Liquidity and Capital Resources

Our principal capital resources have been acquired through the sale of shares of our common stock and advances from our founder and president.

At March 31, 2009, we had total assets of $3,862 consisting of cash and property and equipment.

At March 31, 2009, our total liabilities were $45,053 consisting of accounts payable, accrued interest, sales tax payable, and stockholder loan.

Milestones

We plan to continue to develop our business during the next 12 months as follows:

Event	Actions	Time	Total Estimated Cost
Continue to develop web sites
Add new products and services to current sites, we added several products to the Custom Expressions site for custom desk accessories.  Additionally, we have added custom robes and golf towels as new categories to the Custom Expressions site.
		On going	$2,000 per month charge from Contract Web Developer

Continue to develop Search Engine advertising campaign	Daily development of keywords and placement of ads on search engine sites	On going	$3,000 per month to be done by management

Review opportunities for additional web sites	At this point, we are continuting to improve our product base to current websites. We have postponed new websites until performance of existing sites improves to acceptable levels.	On going	Included in above estimates.

Liquidity and Capital Resources

Cash Requirements

We intend to provide funding for our activities, if any, through a combination of operating revenues, the private placement of equity securities, the public sales of equity securities and borrowing from commercial lenders.

We are a development stage company.  We have generated $(61,891) of losses through March 31, 2009.  Our auditors have raised substantial doubt as to our ability to continue as a going concern.  We need approximately $100,000 during the next 12 months to implement our business plan as described above. At March 31, 2009, we had $3,333 in cash, which is enough to sustain operations for less than thirty (30) days. We have no agreement, commitment or understanding to secure any such funding from any source other than operating revenues and loans from our president.  However, our president has orally agreed to provide all necessary funding to meet all of our obligations necessary to continue operations at our current level and obligations in connection with the filing of this registration statement and subsequent SEC on-going reporting requirements for the next 12 months.

There is uncertainty regarding our ability to commence operations or implement our business plan without additional financing.  We have a history of operating losses, limited funds and no agreements, commitments or understandings to secure additional financing. Our future success is dependent upon our ability to commence operations, generate cash from operating activities and obtain additional financing. There is no assurance that we will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse affect on our ability to continue in business and implement our business plan.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.               Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4.       Controls and Procedures.

Not required during the initial fiscal year in which the company becomes required to file reports under Section 15(d) of the 1933 Act.

PART II — OTHER INFORMATION

Item 1.       Legal Proceedings.

None.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

(a)          Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2009.

(b)          Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2009.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Security Holders.

The Registrant did not submit any matters to a vote of its security holders during the three-months ended March 31, 2009.

Item 5.       Other Information.

Not applicable.

Item 6.       Exhibits.

(a) Exhibits.

Exhibit	Item
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
________________
*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Custom Q, Inc., a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Cindy Kostoff	6/2/2009	/s/ Cindy Kostoff

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Cindy Kostoff	Cindy Kostoff	Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director	6/2/2009

/s/ Mary Ann Netser	Mary Ann Netser	Director	6/2/2009

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002
________________
*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general