Form 10-Q
period 2009-06-30
CUSTOM Q INC
filed 2009-08-14
CIK 1444177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Yes  No ☐

As of August 1, 2009 there were 4,240,000 shares issued and outstanding of the registrant’s common stock.

PART I

Item 1.  FINANCIAL STATEMENTS

Custom Q, Inc.

June 30, 2009

Balance Sheets as of June 30, 2009 and September 30, 2008 (unaudited)	F-1

Statements of Operations for the Three and Nine Months ended June 30, 2009
& Inception to date (unaudited)	F-2

Statements of Cash Flows for the Nine Months ended June 30, 2009, & Inception to date (unaudited)	F-4

Statement of Changes in Stockholders’ Deficit for the Period From June 20, 2008 (inception) Through June 30, 2009 (unaudited)	F-3

Notes to the unaudited Financial Statements	F-5 – F-7

CUSTOM Q, INC
(A DEVELOPMENT STAGE COMPANY)
 BALANCE SHEETS
AS OF JUNE 30, 2009 AND SEPTEMBER 30, 2008
(UNAUDITED)

	June 30,	September 30,
	2009	2008
ASSETS

CURRENT ASSETS
Cash	$490	$12,714
Accounts receivable	2,358	-
Total current assets	2,848	12,714

FIXED ASSETS
Computer equipment and office furniture	583	583
Accumulated depreciation	(83)	(10)
Total fixed assets	500	573

TOTAL ASSETS	$3,348	$13,287

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$27,520	$2,530
Accrued interest	1,324	252
Sales tax payable	4	-
Total current liabilities	28,848	2,782

LONG TERM LIABILITIES
Long term portion of stockholder loan	35,250	25,250
Total long term liabilities	35,250	25,250

TOTAL LIABILITIES	64,098	28,032

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding		-
Common stock, $0.001 par value, 100,000,000 shares authorized, 4,240,000 and 4,025,000 shares issued and outstanding at June 30, 2009 and September 30, 2008, respectively	4,240	4,025
Additional paid in capital	14,360	(625)
Deficit accumulated during the development stage	(79,350)	(18,145)
Total stockholders' deficit	(60,750)	(14,745)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,348	$13,287

See the accompanying summary of accounting policies and notes to the financial statements

CUSTOM Q, INC.
(A DEVELOPMENT STAGE COMPANY)
 STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2009, AND
FOR THE PERIOD FROM JUNE 20, 2008 (INCEPTION) THROUGH JUNE 30, 2009
(UNAUDITED)

			June 20, 2008
	For the nine months	For the three months	(inception)
	ended	ended	through
	June 30, 2009	June 30, 2009	June 30, 2009

REVENUE	$29,116	$11,013	$38,678

COST OF REVENUES	24,278	8,429	31,603

GROSS PROFIT	4,838	2,584	7,075

OPERATING EXPENSES
Advertising expenses	18,494	6,863	18,494
Professional fees	26,363	8,363	40,863
General and administrative	19,763	4,108	25,636
Depreciation and amortization	73	29	83
Total operating expenses	64,693	19,363	85,076

NET LOSS BEFORE OTHER INCOME (EXPENSE)	(59,855)	(16,779)	(78,001)

OTHER (EXPENSE)
Interest expense	(1,350)	(681)	(1,350)
Total other (expense)	(1,350)	(681)	(1,350)

NET (LOSS)	$(61,205)	$(17,460)	$(79,351)

(LOSS) PER SHARE-BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	4,169,053	4,240,000

See the accompanying summary of accounting policies and notes to the financial statements

CUSTOM Q, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM JUNE 20, 2008 (INCEPTION) THROUGH JUNE 30, 2009
(UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 20, 2008	-	-	-	-	-
Issuance of founders shares	4,000,000	4,000	(4,000)	-	-
Contribution of office space	-	-	900	-	900
Shares issued for subscriptions	25,000	25	2,475	-	2,500
Net loss	-	-	-	(18,145)	(18,145)
Balance at September 30, 2008	4,025,000	4,025	(625)	(18,145)	(14,745)
Contribution of office space	-	-	2,700	-	2,700
Shareholder distributions	-	-	(9,000)	-	(9,000)
Shares issued for subscriptions	215,000	215	21,285	-	21,500
Net loss	-	-	-	(61,205)	(61,205)
Balance at June 30, 2009	4,240,000	4,240	14,360	(79,350)	(60,750)

 See the accompanying summary of accounting policies and notes to the financial statements

CUSTOM Q, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIOD ENDED JUNE 30, 2009, AND
THE PERIOD FROM JUNE 20, 2008 (INCEPTION) THROUGH JUNE 30, 2009
(UNAUDITED)

	For the nine	June 20, 2008
	months ended	(Inception) through
	June 30, 2009	June 30, 2009
Operating Activities
Net loss	$(61,205)	$(79,351)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	73	83
Contribution of office space by Founder	2,700	3,600
Changes in accounts receivable	(2,357)	(2,357)
Changes in accrued interest	1,072	1,324
Changes in accounts payable	24,989	27,520
Changes in sales tax payable	4	4
Net Cash Used in Operating Activities	(34,724)	(49,177)

Investing Activities
Purchase of equipment and furniture	-	(583)
Net Cash Used in Investing Activities	-	(583)

Financing Activities
Proceeds from Stockholder loan	10,000	35,250
Proceeds from sale of stock subscription	21,500	24,000
Shareholders distribution	(9,000)	(9,000)
Net Cash Provided by Financing Activities	22,500	50,250

Increase in Cash	(12,224)	490

Cash - Beginning of Period	12,714	-

Cash - End of Period	$490	$490

Supplemental Disclosures of Cash Flow Information

Cash paid for income taxes	$-	$-
Cash paid for interest	-	-

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

BASIS OF PRESENTATION

The Company follows accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

REVENUE RECOGNITION

Revenue is recognized when it is realized or realizable and earned. Custom Q considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided, and collectability is reasonably assured. These criteria are assumed to have been met if a customer orders an item, payment for the item clears, and the goods have been shipped or delivered to the customer.  Revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period the services are provided.  There was no such deferred revenue as of June 30, 2009.

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2009, there were no cash equivalents.

DEVELOPMENT STAGE COMPANY

The Company complies with Statement of Financial Accounting Standard (“SFAS”) No. 7 and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti dilutive nature of potential common stock equivalents.  Custom Q had no common stock equivalents outstanding at June 30, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

Custom Q does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

Custom Q’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $79,351 and has insufficient working capital to meet operating needs for the next twelve months as of June 30, 2009, all of which raise substantial doubt about Custom Q’s ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

The President, Cindy Kostoff, loaned the company $25,250 during the period of July 2, 2008 through July 23, 2008.  Mrs. Kostoff loaned the company an additional $10,000 on March 30, 2009 for a total loan of $35,250.  This loan is accruing interest at the rate of 5% per annum and is due September 30, 2013.

NOTE 4 - COMMON STOCK

During the nine months ended June 30, 2009, we issued 215,000 shares of common stock to 24 U.S. investors and 8 non-U.S. investors at $.10 per share in a private placement raising an aggregate of $21,500 cash.

Shareholders distributions balance relates to monies paid to Cindy Kostoff. The money represents payment similar to that of a salary.

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

Overview

We offer certain customizable products on various web portal sites.  The first three sites are:

•	MyCustomBlankets.com, offering embroidered and screen printed blankets, towels and bathrobes.
•	MyCustomBabyGifts.com, offering a wide assortment of personalized, and non-personalized product for Mom and the newborn.
•	MyCustomExpressions.com offering corporate and school personalized products.

We were in the process of developing our business at inception, and we have continued thereafter developing our business as follows:

•	A business plan and rough projections of financial statements were created based on that business plan and optimistic, pessimistic, and expected levels of performance
•	Bank accounts for the company were created once the company was incorporated
•	A programmer was hired to consult on and construct the website in tandem with the owner, through which all of the business’ services are provided
•	A public relations freelancer was hired to consult on and execute a marketing/PR plan, in tandem with the owner
•	The owner, programmer, and another consultant created the database through which customers are stored, contacted, and matched and began online advertising
•	The owner is setting up an online payment system for credit cards and an additional online payment method known as ‘PayPal’
•	New marketing plans including Facebook Groups and email newsletters utilizing Constant Contact have been initialized this quarter. Lists of customers and potential customers continues to grow.
•	A plan to utilized grass roots marketing efforts has been undertaken and a plan to reduce the reliance on Search Engine Advertising is underway.
•
Thank you cards are now inserted into each order.  Our thought is that many recipients of our products are receiving these items as gifts.  The card indicates that we appreciate the opportunity to provide the “gift” and our contact information is provided.  We believe that this will generate new business as well.

Results of Operation

We made our first sale on July 20, 2008, and have generated $38,678 in revenues from inception through June 30, 2009.  We had cost of revenues during the period from inception on June 20, 2008 to June 30, 2009 of $31,603 consisting of purchases of product and services.

Development stage operating expenditures during the period from inception on June 20, 2008 to June 30, 2009 were $85,067 which consisted primarily of $40,863 of professional expenses, $18,494 of advertising expenses, and $25,636 of general and administrative expenses.

During the period from inception on June 20, 2008 to June 30, 2009 we had a net loss of $79,351.

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
		On going	$2,000 per month charge from Contract Web Developer

Continue to develop Search Engine advertising campaign	Daily development of keywords and placement of ads on search engine sites	On going	$3,000 per month to be done by managem ent

Review opportunities for additional web sites
At this point, we are continuting to improve our product base to current websites.  We have postponed new websites until performance of existing sites improves to acceptable levels.  We continue to add new products to the current websites in lieu of adding new websites.
		On going	Included in above estimates.

Liquidity and Capital Resources

Our principal capital resources have been acquired through the sale of shares of our common stock and advances from our founder and president.

At June 30, 2009, we had total assets of $3,347 consisting of cash, accounts receivable, and property and equipment.

At June 30, 2009, our total liabilities were $64,098 consisting of accounts payable, accrued interest, sales tax payable, and stockholder loan.

We intend to provide funding for our activities, if any, through a combination of operating revenues, the private placement of equity securities, the public sales of equity securities and borrowing from commercial lenders.

We are a development stage company.  We have generated $79,351.of losses through June 30, 2009.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  We need approximately $100,000 during the next 12 months to implement our business plan as described above. At June 30, 2009, we had $490 in cash, which is enough to sustain operations for less than thirty (30) days. We have no agreement, commitment or understanding to secure any such funding from any source other than operating revenues and loans from our president.  However, our president has orally agreed to provide all necessary funding to meet all of our obligations necessary to continue operations at our current level and obligations in connection with the filing of this registration statement and subsequent SEC on-going reporting requirements for the next 12 months.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (defined below)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended June 30, 2009 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2009.

(b)	Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2009.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Registrant did not submit any matters to a vote of its security holders during the three-months ended June 30, 2009.

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

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Custom Q, Inc., a Nevada corporation

SIGNATURE	NAME	TITLE	DATE
/s/ Cindy Kostoff	Cindy Kostoff	Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director	August 14, 2009
/s/ Mary Ann Netser	Mary Ann Netser	Director	August 14, 2009

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general