Form 10-K
period 2009-09-30
CUSTOM Q INC
filed 2009-11-24
CIK 1444177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-156611

Custom Q, Inc

(Exact name of Registrant as specified in its charter)

Nevada	5900	26-2903011
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code)	(I.R.S. Employer Identification No.)

1133 Old Bridge Place
Fort Wayne, IN  46825

Tel:         317-524-1551

Securities registered under Section 12(b) of the Exchange Act:         None

Securities registered under Section 12(g) of the Exchange Act:         None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐                       No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☒                      No ☐
Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and  will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  Set the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐ Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒  No

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates computed by reference to the price of $.10 at November 1, 2009 was $24,000.

As of, November 1, 2009 there were 4,240,000 outstanding shares of the issuer’s common stock, $.001 par value per share.

Documents incorporated by reference:  None.

TABLE OF CONTENTS

PART I

Item 1.    Business.

Organization

Custom Q, Inc. was incorporated in Nevada on June 20, 2008, however our business conducted underMy Custom Shops is actually an offshoot of company that began in business in 1987.  Early on, our management Cindy Kostoff and consultant Michelle Nead each worked from there respective home offices, embroidering and screen-printing for their local school and church groups.  Their quality workmanship and attention to detail had earned them an ever growing customer base that necessitated their move to a large, off-site facility in 1990.  In 1996, Cindy and Michelle made the joint decision to cut their work load, so as to have time to spend with their growing families.  Fast forward to early 2008 - With children grown, talks grew to developing a new business plan to build their company. The final draft of business plan revolved around a web portal that led to what management believes is one of the most comprehensive personalized product offerings available on the internet today.

Custom Q’s address is 1133 Old Bridge Place, Fort Wayne, IN  46825.  We do business under the name “My Custom Shops.”  Our telephone number is 317-524-1551.

We have a website at www.MyCustomShops.com.  Nothing on this website is part of this prospectus.

Business

We offer certain customizable products on various web portal sites.  The first three sites are:

☐	MyCustomBlankets.com, offering embroidered and screen printed blankets, towels and bathrobes.
☐	MyCustomBabyGifts.com, offering a wide assortment of personalized, and non-personalized product for Mom and the newborn.
☐	MyCustomExpressions.com offering corporate and school personalized products.

We were in the process of developing our business at inception, and we have continued thereafter developing our business as follows:

☐	A business plan and rough projections of financial statements were created based on that business plan and optimistic, pessimistic, and expected levels of performance
☐	Bank accounts for the company were created once the company was incorporated
☐	A programmer was hired to consult on and construct the website in tandem with the owner, through which all of the business’ services are provided
☐	A public relations freelancer was hired to consult on and execute a marketing/PR plan, in tandem with the owner
☐	The owner, programmer, and another consultant created the database through which customers are stored, contacted, and matched and began online advertising
☐	The owner is setting up an online payment system for credit cards and an additional online payment method known as ‘PayPal’

We made our first sale on July 20, 2008, and have generated $19,611 in revenues from inception through December 31, 2008.

Products

MyCustomBlankets.com

We offer embroidered and screen printed blankets, towels and bathrobes on this site.

MyCustomBabyGifts.com

We offer a wide assortment of personalized, and non-personalized product for Mom and the newborn, such as receiving blankets, bibs, and other imprinted items.

MyCustomExpressions.com

We offer corporate and school personalized products, such as Active Wear, Promotional Products and Advertising Specialty type items.

Suppliers

We secure the products we sell from the following suppliers:

Name of Supplier	Product Line
Garden Lane	Baby Blankets, Towels and Bibs.

Holloway Sportswear	Sports and stadium blankets, apparel and outerwear.

Alpha Shirt Company	Apparel, Bath robes, Bags, Tee Shirts and Hats. Miscellaneous other Ad Specialty Products.

Monogram Magic	Primary contract provider of artwork, design, screen printing and embroidery services.

We have no written agreements in place with any supplier, and any supplier can cease supplying us products at any time.

Back Up Suppliers

We have the following back up suppliers:

☐	Garden Lane: Alpha Shirt Company and One Stop, Inc. carry blankets bibs and all products sourced by Garden Lane.

☐	Holloway Sportwear: Alpha Shirt Company and One Stop, Inc. carry most of the products offered by Holloway. San Mar would be a backup provider of Stadium blankets.

☐	Alpha Shirt Company: One Stop, San Mar and several other vendors carry similar products to Alpha.

☐	Monogram Magic: Previous relationships with other vendors has been established. At this time the primary back up vendor would be Goodsports Athletic.

We have no written agreements in place with these back up suppliers.  We do not anticipate any significant disruptions in sales or increases in costs that we would not pass on to our customers if we have to use any of these back up suppliers.

Fulfillment

Suppliers provide product on an “as needed” basis. Orders are paid by credit card or check at time of order.

It is expected that over 95% of orders are received by e-mail, with the remaining orders arriving by mail, and paid by check. As orders are received, they are reviewed and forwarded by e-mail to the appropriate supplier. Confirmation is obtained on each order.  The distribution partners generally ship orders within 5 working days, accompanied with a packing slip listing us as the provider.

PDG Commerce is our shopping cart provider.  There is no contract or written agreement. The shopping cart is on outright purchase of $399 complete.

Payments are made through authorize.net, our payment gateway Using Key Bank as our financial institution. Visa, MasterCard, American Express and Discover are accepted.

Marketing Plan

We plan to market our websites and their products as follows:

Search Engine Marketing:  We will use keyword advertising on search engines such as Google, promoting the one site for all keywords set up so each keyword is directed to the correct landing page for increased user satisfaction.

E-Newletter: A quarterly e-newsletter will be sent to all past customers, alerting them to specials, and new products in each of our product categories.

We will also market on Amazon.

Return Policies

Our return policy will only cover defective items, since most of our products will be personalized.  Certain other conditions may be considered by management on a case by case basis.

Insurance

We have no products liability or other insurance.

Intellectual Property

We hold no patents, trademarks or licenses that are material to our business.

Environmental Issues

The sale of our products is not governed by any environmental regulation.

Competition

The industry of selling customizable products is highly competitive. Many of our competitors have substantially greater financial, marketing, personnel and other resources than we do. Competitors include traditional sellers of customizable products from a physical location as well as competitors on the internet.   If additional competitors enter the field, our market share may fail to increase or may decrease.

We intend to compete by paying particular attention to the look and feel of our web sites. On our sites:

☐	Our customer will not need to sign in in order to check out.
☐	Shipping will either be included in the price (i.e. “Free Shipping”) or, in worse case, know their total cost with shipping prior to entering personal information at check out.
☐	We will keep the site simple and clean. We will not duplicate products and services to the point of confusion.

With the exception of pre-approved institutions, all of our sales will be pre-paid. We accept all major charge cards, as well as check and money orders.

Employees

We currently have no other employees other than two members of management.  Michelle Nead acts as a consultant to us.

Item 2. Properties.

Our office is in the residence of our president and supplied at no charge.  As a result, we have recorded $3,600 for the year ended September 30, 2009 as the estimated fair market value of the rent for the space.  The offset to the expense is recorded as additional paid in capital.

We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3.  Legal Proceedings.

None

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth year of the fiscal year covered by this report.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

We completed the necessary SEC filings and began trading as a publicly held company on May 21, 2009.  There has been no trading activity in our securities.

Holders of Record

As of November 1, 2009 there were approximately 34 shareholders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

None

Item 6.  Selected Consolidated Financial Data

Not required.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations regarding our future financial performance, business strategy, milestones, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "projects", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed in this section under the heading "Risk Factors." Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements including milestones. Most of these factors are difficult to predict accurately and are generally beyond our control. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

We offer certain customizable products on various web portal sites.  The first three sites are:

☐	MyCustomBlankets.com, offering embroidered and screen printed blankets, towels and bathrobes.

☐	MyCustomBabyGifts.com, offering a wide assortment of personalized, and non-personalized product for Mom and the newborn.
☐	MyCustomExpressions.com offering corporate and school personalized products.

We were in the process of developing our business at inception, and we have continued thereafter developing our business as follows:

☐	A business plan and rough projections of financial statements were created based on that business plan and optimistic, pessimistic, and expected levels of performance
☐	Bank accounts for the company were created once the company was incorporated
☐	A programmer was hired to consult on and construct the website in tandem with the owner, through which all of the business’ services are provided
☐	A public relations freelancer was hired to consult on and execute a marketing/PR plan, in tandem with the owner
☐	The owner, programmer, and another consultant created the database through which customers are stored, contacted, and matched and began online advertising
☐	The owner is setting up an online payment system for credit cards and an additional online payment method known as ‘PayPal’
☐	New marketing plans including Facebook Groups and email newsletters utilizing Constant Contact have been initialized this quarter. Lists of customers and potential customers continues to grow.
☐	A plan to utilized grass roots marketing efforts has been undertaken and a plan to reduce the reliance on Search Engine Advertising is underway.
☐
Thank you cards are now inserted into each order.  Our thought is that many recipients of our products are receiving these items as gifts.  The card indicates that we appreciate the opportunity to provide the “gift” and our contact information is provided.  We believe that this will generate new business as well.

Results of Operation

We made our first sale on July 20, 2008, and have generated $57,275 in revenues from inception through September 30, 2009.  We had cost of revenues during the period from inception on June 20, 2008 to September 30, 2009 of $46,333 consisting of purchases of product and services.

Development stage operating expenditures during the period from inception on June 20, 2008 to September 30, 2009 were $97,039 which consisted primarily of $46,863 of professional expenses, $22,363 of advertising expenses, and $27,701 of general and administrative expenses.

During the period from inception on June 20, 2008 to September 30, 2009 we had a net loss of $88,486.

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

Review opportunities for additional web sites
At this point, we are continuing to improve our product base to current websites.  We have postponed new websites until performance of existing sites improves to acceptable levels.  We continue to add new products to the current websites in lieu of adding new websites.
		On going	Included in above estimates.

 Liquidity and Capital Resources

Our principal capital resources have been acquired through the sale of shares of our common stock and advances from our founder and president.

At September 30, 2009, we had total assets of $12,235 consisting of cash, accounts receivable, and property and equipment.

At September 30, 2009, our total liabilities were $84,221 consisting of accounts payable, accrued interest, and stockholder loan.

We intend to provide funding for our activities, if any, through a combination of operating revenues, the private placement of equity securities, the public sale of equity securities and borrowing from commercial lenders.

We are a development stage company.  We have generated $88,486 of losses through September 30, 2009.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  We need approximately $100,000 during the next 12 months to implement our business plan as described above. At September 30, 2009, we had $5,117 in cash, which is enough to sustain operations for less than 30 days. We have no agreement, commitment or understanding to secure any such funding from any source other than operating revenues and loans from our president.  However, our president has orally agreed to provide all necessary funding to meet all of our obligations necessary to continue operations at our current level and obligations in connection with on-going SEC reporting requirements for the next 12 months.

There is uncertainty regarding our ability to commence operations or implement our business plan without additional financing.  We have a history of operating losses, limited funds and no agreements, commitments or understandings to secure additional financing. Our future success is dependent upon our ability to commence operations, generate cash from operating activities and obtain additional financing. There is no assurance that we will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our ability to continue in business and implement our business plan.

As part of our plan to augment our financial resources and consider attractive business opportunities, our president has entered into discussions with an unnamed, unaffiliated third party with respect to a potential merger transaction which could result in the discontinuance of our current operations, change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with any such third party or, if consummated, that we or our shareholders would realize any benefits from it.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

FINANCIAL STATEMENTS

Custom Q, Inc.

September 30, 2009

Index
Report of Independent Registered Public Accounting Firm

Balance Sheets as of September 30, 2009 and 2008	F-1

Statements of Operations for the twelve month period ending September 30, 2009 and the
Period From June 20, 2008 (inception) Through September 30, 2008 and 2009	F-2

Statements of Cash Flows for the year ended September 30, 2009 and the
Period From June 20, 2008 (inception) Through September 30, 2008 and 2009	F-3

Statement of Changes in Stockholders’ Deficit for the Period From June 20, 2008 (inception)
Through September 30, 2009	F-4

Notes to the Financial Statements	F-5 – F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Custom Q, Inc.

We have audited the accompanying balance sheets of Custom Q, Inc. (a development stage company) as of September 30, 2009 and 2008 and the related statements of operations, changes in stockholders' deficit, and cash flows for the periods then ended and the period from June 20, 2008 (inception) through September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Custom Q as of September 30, 2009  and 2008, and the results of its operations, changes in stockholders' deficit and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

November 18, 2009

CUSTOM Q, INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

	September 30,	September 30,
	2009	2008
ASSETS

CURRENT ASSETS
Cash	$5,117	$12,714
Accounts receivable	6,647	-
Total current assets	11,764	12,714

FIXED ASSETS
Computer equipment and office furniture	583	583
Accumulated depreciation	(112)	(10)
Total fixed assets	471	573

TOTAL ASSETS	$12,235	$13,287

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$47,203	$2,530
Accrued interest	1,768	252
Total current liabilities	48,971	2,782

LONG TERM LIABILITIES
Long term portion of stockholder loan	35,250	25,250
Total long term liabilities	35,250	25,250

TOTAL LIABILITIES	84,221	28,032

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
none issued and outstanding		-
Common stock, $0.001 par value, 100,000,000 shares authorized, 4,240,000
and 4,025,000 shares issued and outstanding at September 30, 2009 and September 30, 2008, respectively	4,240	4,025
Additional paid in capital	12,260	(625)
Deficit accumulated during the development stage	(88,486)	(18,145)
Total stockholders' deficit	(71,986)	(14,745)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,235	$13,287

See the accompanying summary of accounting policies and notes to the financial statements

CUSTOM Q, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE TWELVE MONTH PERIOD ENDED SEPTEMBER 30, 2009, AND
FOR THE PERIOD FROM JUNE 20, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2008 and 2009

	For the twelve months	June 20, 2008	June 20, 2008
	ended	(Inception) through	(Inception) through
	September 30, 2009	September 30, 2008	September 30, 2009

REVENUE	$47,713	$9,562	$57,275

COST OF REVENUES	39,008	7,325	46,333

GROSS PROFIT	8,705	2,237	10,942

OPERATING EXPENSES
Advertising expenses	22,362	3,054	22,363
Professional fees	32,363	14,500	46,863
General and administrative	21,830	2,565	27,701
Depreciation and amortization	102	10	112
Total operating expenses	76,657	20,129	97,039

NET LOSS BEFORE OTHER INCOME (EXPENSE)	(67,952)	(17,892)	(86,097)

OTHER (EXPENSE)
Interest expense	(2,389)	(252)	(2,389)
Total other (expense)	(2,389)	(252)	(2,389)

NET (LOSS)	$(70,341)	$(18,144)	$(88,486)

(LOSS) PER SHARE-BASIC AND DILUTED	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	4,234,821	4,000,245

See the accompanying summary of accounting policies and notes to the financial statements

CUSTOM Q, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM JUNE 20, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2009

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 20, 2008	-	$-	$-	$-	$-
Issuance of founders shares	4,000,000	4,000	(4,000)	-	-
Contribution of office space	-	-	900	-	900
Shares issued for subscriptions	25,000	25	2,475	-	2,500
Net loss	-	-	-	(18,145)	(18,145)
Balance at September 30, 2008	4,025,000	4,025	(625)	(18,145)	(14,745)
Contribution of office space	-	-	3,600	-	3,600
Shareholder distributions	-	-	(12,000)	-	(12,000)
Shares issued for subscriptions	215,000	215	21,285	-	21,500
Net loss	-	-	-	(70,341)	(70,341)
Balance at September 30, 2009	4,240,000	$4,240	$12,260	$(88,486)	$(71,986)

See the accompanying summary of accounting policies and notes to the financial statements

CUSTOM Q, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2009, AND
THE PERIOD FROM JUNE 20, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2008 and 2009

	For the	June 20, 2008	June 20, 2008
	year ended	(Inception) through	(Inception) through
	September 30, 2009	September 30, 2008	September 30, 2009
Operating Activities
Net loss	$(70,341)	$(18,145)	$(88,486)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	102	10	112
Contribution of office space by Founder	3,600	900	4,500
Changes in accounts receivable	(6,647)	-	(6,647)
Changes in accrued interest	1,516	252	1,768
Changes in accounts payable	44,673	2,530	47,203
Net Cash Used in Operating Activities	(27,097)	(14,453)	(41,550)

Investing Activities
Purchase of equipment and furniture	-	(583)	(583)
Net Cash Used in Investing Activities	-	(583)	(583)

Financing Activities
Stockholder loan	10,000	25,250	35,250
Proceeds from sale of stock subscription	21,500	2,500	24,000
Shareholders distribution	(12,000)	-	(12,000)
Net Cash Provided by Financing Activities	19,500	27,750	47,250

Increase in Cash	(7,597)	12,714	5,117

Cash - Beginning of Period	12,714	-	-

Cash - End of Period	$5,117	$12,714	$5,117

Supplemental Disclosures of Cash Flow Information

Cash paid for income taxes	$-		$-
Cash paid for interest	-		-

See the accompanying summary of accounting policies and notes to the financial statements

Custom Q, Inc.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

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

REVENUE RECOGNITION

Revenue is recognized when it is realized or realizable and earned. Custom Q considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided, and collectability is reasonably assured. These criteria are assumed to have been met if a customer orders an item, payment for the item clears, and the goods have been shipped or delivered to the customer.  Revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period the services are provided.  There was no such deferred revenue as of September 30, 2009 and 2008.

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2009 and 2008, there were no cash equivalents.

DEVELOPMENT STAGE COMPANY

The Company is considered a development stage company, having limited operating revenues during the period presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS No. 7 requires companies to report their operations, shareholders equity and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.

FIXED ASSETS

Fixed assets consist of computer equipment and office furniture recorded at cost, with amortization provided over the estimated useful life of the asset, 3 to 5 years, straight-line.

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 157 “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Our financial instruments consist principally of cash, accounts payable, accrued liabilities, and amounts owed to related parties. Pursuant to SFAS No. 157, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

	September 30,	September 30,
	2009	2008
Income tax expense at statutory rate	$23,916	$6,169
Valuation allowance	(23,916)	(6,169)
Income tax expense per books	$-0-	$-0-

Net deferred tax assets consist of the following components as of:
	September 30,	September 30,
	2009	2008
NOL Carryover	$30,085	$6,169
Valuation allowance	(30,085)	(6,169)
Net deferred tax asset	$-0-	$-0-

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2009 and September 30, 2008, and as such diluted EPS is equal to basic EPS.

 At September 30, 2009, there were 4,240,000 weighted average number of shares outstanding and the loss per share, both basic and diluted, was 0.00.

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

CREDIT RISK

We are subject to credit risk relative to our trade receivables. However, credit risk with respect to trade receivables is minimized due to the nature of our customer base.

The Company did not grant any stock options or warrants during the period ended September 30, 2009 and 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant effect on its material position or results of operations.

In May 2009, the FASB issued SFAS 165 (“SFAS 165”), “Subsequent Events.” This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). SFAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS 165 effective June 30, 2009 and the adoption did not have a material impact on its consolidated financial statements. The date through which subsequent events have been evaluated is November 24, 2009, the date on which the financial statements were issued.

In June 2009, the FASB issued SFAS 168 (“SFAS 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non grandfathered non-SEC accounting literature not included in the Codification will become non authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We adopted the requirements of the new standard in the third quarter of fiscal year 2009, and the adoption did not have a material impact on our financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements  (“SAB 108”). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s consolidated financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending August 31, 2009.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

The FASB’s SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS 115   became effective for us at inception. SFAS 159 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the period ended August 31, 2009, there were no applicable items on which the fair value option was elected. SFAS 159 may impact our consolidated financial statements in the future.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51  (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 on our financial statements.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)  ("FSP APB 14-1"). FSP APB 14-1 requires issuers of convertible debt instruments that may be settled in cash upon conversion to account separately for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not anticipate that the adoption of FSP APB 14-1 will have a material effect on our results of operations or financial position.

NOTE 2 - GOING CONCERN

Custom Q’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $88,486 and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2009, all of which raise substantial doubt about Custom Q’s ability to continue as a going concern.  The Company intends to continue to secure funds from management and focus on marketing efforts to increase revenues to address this issue.

NOTE 3 - RELATED PARTY TRANSACTIONS

The President, Cindy Kostoff, loaned the company $25,250 during the period of July 2, 2008 through July 23, 2008.  Mrs. Kostoff loaned the company an additional $10,000 on March 30, 2009 for a total loan of $35,250.  This loan is accruing interest at the rate of 5% per annum and is due September 30, 2013.

Our office is in the residence of our president and is supplied at no charge. As a result, we have recorded $3,600 as the estimated for market value of the rent for the space, which is recorded as additional paid in capital.

NOTE 4 - COMMON STOCK

Custom Q issued 4,000,000 shares of common stock (founder’s shares) on June 20, 2008 to the President and Director of the Company. In October through December of 2008, we issued 240,000 shares of common stock to 24 U.S. investors and 8 non-U.S. investors at $.10 per share in a private placement raising an aggregate of $24,000 cash.

Shareholders distributions balance relates to monies paid to Cindy Kostoff. The money represents payment similar to that of a salary.

NOTE 5 – SUBSEQUENT EVENTS

There were no reportable subsequent events from September 30, 2009 through the date this report is filed.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure since our auditor had to make audit adjustments.    Our management intends to work more closely with our auditors to correct this ineffectiveness.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

ITEM 10.  Directors, Executive Officers And Corporate Governance

The board of directors elects our executive officers annually.  A majority vote of the directors who are in office is required to fill vacancies.  Each director shall be elected for the term of one year, and until her successor is elected and qualified, or until her earlier resignation or removal. Our directors and executive officers are as follows:

Cindy Kostoff, age 50, has been president and director since inception. She has been president and founding member of Athletic Edge, Inc. which provides branded or personalized sports apparel and active wear to schools, businesses and other organizations from April 1991 to date.  In May 1981 she received an Bachelor of Science Degree from University of Saint Francis.

Mary Ann Netser, age 50, has been secretary and Director since inception.  Since June 2008, she has been in customer service with Harris Glass, a distributor of glass products.  From July 2007 to July 2008, she was an administrative assistant with Ivy Tech, a higher education company. From March 2006 to July 2007, she had no position with any company. From October 1998 to March 2006, she was also in customer service with Harris Glass.

Family Relationships

There are no family relationships among our officers and directors.

Item 11.  Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our CEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us or our subsidiary for the latest fiscal years ended September 30, 2008 and 2009.

Name	Title	Year	Salary	Bonus	Stock awards		Option awards	Non equity Incen- tive plan com- pen- sation	Non qualified deferred compensa- tion		All other Compensa- tion	Total
Cindy	CEO	2008	0	0	0		0	0	0		0	0
Kostoff		2009	0	0	0	0	0	0	0	0	0	0	0

Summary Equity Awards Table

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of September 30, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END September 30, 2008
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Cindy Kostoff	0	0	0	0	0	0	0	0	0

Narrative disclosure to summary compensation and option tables

Set forth below are the material terms of each named executive officer's employment agreement or arrangement,:

We have not entered into employment arrangements with our officers, written or unwritten.

At no time during the last fiscal year with respect to any person listed in the Table above was there:

☐
any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined;

☐	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;
☐	any option or equity grant;
☐	any non-equity incentive plan award made to a named executive officer;
☐	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or
☐	any payment for any item to be included under All Other Compensation in the Summary Compensation Table.

Board of Directors

Director Compensation

Name	Year ended September 30	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Cindy Kostoff and MaryAnn Netser	2009	0	0	0	0	0	0	0

Narrative to Director Compensation Table

We have no compensation arrangements (such as fees for retainer, committee service, service as chairman of the board or a committee, and meeting attendance) with directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth the ownership, as of the date of this prospectus, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group.  To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. As part of our plan to augment our financial resources and consider attractive business opportunities, our president has entered into discussions with an unnamed, unaffiliated third party with respect to a potential merger transaction which could result in the discontinuance of our current operations, change of control/ownership and new management.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.  The business address for all persons is 1133 Old Bridge Place, Fort Wayne, IN  46825.

Shareholders	# of Shares	Percentage
Cindy Kostoff	4,000,000	94.33%
All directors and named executive officers as a group 2 persons]	4,000,000	94.33%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based upon 4,240,000 shares of common stock outstanding as of September 30, 2009.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14.  Principal Accountant Fees and Services.

The aggregate fees billed by our principal accountant for each of the last two fiscal years for Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees are as follows:

	Fiscal Year Ended September 30,
	2008	2009

Audit and Review Fees	$8,500	$8,500
Audit-Related Fees	$-	$-
Tax Fees	$0	$-
All Other Fees	$0	$-

PART IV

Item 15.  Exhibits.

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit No.	Description of Exhibit
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUSTOM Q, INC.

By:	/s/ Cindy Kostoff
Name: Cindy Kostoff
Title: Chief Executive Officer and President
Date: November 22, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Title	Name	Date	Signature

Principal Executive
Officer	Cindy Kostoff	November 22, 2009	/s/ Cindy Kostoff

Principal Accounting	Cindy Kostoff	November 22, 2009	/s/ Cindy Kostoff
Officer

Principal Financial
Officer	Cindy Kostoff	November 22, 2009	/s/ Cindy Kostoff

In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Cindy Kostoff	Cindy Kostoff	Director	November 22, 2009
/s/ Mary Ann Netser	Mary Ann Netser	Director	November 22, 2009