Form 10-Q
period 2009-12-31
GreenHouse Holdings, Inc.
filed 2010-02-16
CIK 1444177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to  ______.

GREENHOUSE HOLDINGS, INC.

(formerly Custom Q, Inc.)

(Exact name of registrant as specified in Charter

Nevada	5900	26-2903011
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

5171 Santa Fe Street, Suite I
San Diego, California 92109
(Address of Principal Executive Offices)
_______________

(858) 273-2626
(Issuer Telephone number)
_______________

1133 Old Bridge, Fort Wayne, Indiana 46825 (317) 524-1551

(Former name or former address, if change since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes☒             No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2009: 4,240,000 shares of common stock.

GREENHOUSE HOLDINGS, INC.
FORM 10-Q
December 31, 2009

Index

ITEM 1. Financial Information

GREENHOUSE HOLDINGS, INC.

FINANCIAL STATEMENTS	Page #

Balance Sheets as of December 31, 2009 (Unaudited) and September 30, 2009	F-1

Statements of Operations for the three months ended December 31, 2009 and 2008 and for the period from June 20, 2008 (Inception) through December 31, 2009 (Unaudited)	F-2

Statement of Changes in Stockholders’ Deficit for the Period From June 20, 2008 (inception) Through December 31, 2009 (Unaudited)	F-3

Statements of Cash Flows for the three months ended December 31, 2009 and 2008 and for the period from June 20, 2008 (Inception) through December 31, 2009 (Unaudited)	F-4

Notes to the Financial Statements (Unaudited)	F-5 – F-8

Index

GREENHOUSE HOLDINGS, INC. (formerly CUSTOM Q, INC)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2009 (Unaudited) AND SEPTEMBER 30, 2009

ASSETS	December 31,	September 30,
	2009	2009
	(Unaudited)
CURRENT ASSETS
Cash	$1,705	$5,117
Accounts receivable	681	6,647
Total current assets	2,386	11,764

FIXED ASSETS
Computer equipment and office furniture	583	583
Accumulated depreciation	(141)	(112)
Total fixed assets	442	471

TOTAL ASSETS	$2,828	$12,235

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$48,349	$47,203
Accrued interest	2,212	1,768
Total current liabilities	50,561	48,971

LONG TERM LIABILITIES
Long term portion of stockholder loan	35,250	35,250
Total long term liabilities	35,250	35,250

TOTAL LIABILITIES	85,811	84,221

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 4,240,000shares issued and outstanding at December 31, 2009 and September 30, 2009, respectively	4,240	4,240
Additional paid in capital	10,160	12,260
Deficit accumulated during the development stage	(97,383)	(88,486)
Total stockholders' deficit	(82,983)	(71,986)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,828	$12,235

See the accompanying summary of accounting policies and notes to the financial statements

Index

GREENHOUSE HOLDINGS, INC. (formerly CUSTOM Q, INC)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2009 and 2008, AND
FOR THE PERIOD FROM JUNE 20, 2008 (INCEPTION) THROUGH DECEMBER 31, 2009
(Unaudited)

	For the three months ended December 31, 2009	For the three months ended December 31, 2008	June 20, 2008 (Inception) through December 31, 2009

REVENUE	$3,684	$10,049	$60,959

COST OF REVENUES	2,575	8,963	48,908

GROSS PROFIT	1,109	1,086	12,051

OPERATING EXPENSES
Advertising expenses	767	5,679	24,650
Professional fees	6,000	7,500	52,863
General and administrative	2,167	7,067	27,972
Depreciation and amortization	29	15	141
Total operating expenses	8,963	20,261	105,626

NET LOSS BEFORE OTHER INCOME (EXPENSE)	(7,854)	(19,175)	(93,575)

OTHER (EXPENSE)
Interest expense	(1,043)	(319)	(3,808)
Total other (expense)	(1,043)	(319)	(3,808)

NET (LOSS)	$(8,897)	$(19,494)	$(97,383)

(LOSS) PER SHARE-BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	4,240,000	4,240,000

See the accompanying summary of accounting policies and notes to the financial statements

Index

GREENHOUSE HOLDINGS, INC. (formerly CUSTOM Q, INC)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM JUNE 20, 2008 (INCEPTION) THROUGH DECEMBER 31, 2009
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at June 20, 2008	-	$-	$-	$-	$-
Issuance of founders shares	4,000,000	4,000	(4,000)	-	-
Contribution of office space	-	-	900	-	900
Shares issued for subscriptions	25,000	25	2,475	-	2,500
Net loss	-	-	-	(18,145)	(18,145)
Balance at September 30, 2008	4,025,000	4,025	(625)	(18,145)	(14,745)
Contribution of office space	-	-	3,600	-	3,600
Shareholder distributions	-	-	(12,000)	-	(12,000)
Shares issued for subscriptions	215,000	215	21,285	-	21,500
Net loss	-	-	-	(70,341)	(70,341)
Balance at September 30, 2009	4,240,000	4,240	12,260	(88,486)	(71,986)
Contribution of office space	-	-	900	-	900
Shareholder distributions	-	-	(3,000)	-	(3,000)
Net loss	-	-	-	(8,897)	(8,897)
Balance at December 31, 2009	4,240,000	$4,240	$10,160	$(97,383)	$(82,983)

See the accompanying summary of accounting policies and notes to the financial statements

Index

GREENHOUSE HOLDINGS, INC. (formerly CUSTOM Q, INC)

(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2009 and 2008, AND
THE PERIOD FROM JUNE 20, 2008 (INCEPTION) THROUGH DECEMBER 31, 2009
(Unaudited)

	For the three months ended December 31, 2009	For the three months ended December 31, 2008	June 20, 2008 (Inception) through December 31, 2009
Operating Activities
Net loss	$(8,897)	$(19,494)	$(97,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29	15	141
Contribution of office space by Founder	900	900	5,400
Changes in accounts receivable	5,966	(1,275)	(681)
Changes in accrued interest	444	318	2,212
Changes in accounts payable	1,146	1,108	48,349
Net Cash Used in Operating Activities	(412)	(18,428)	(41,962)

Investing Activities
Purchase of equipment and furniture	-	-	(583)
Net Cash Used in Investing Activities	-	-	(583)

Financing Activities
Stockholder loan	-	21,500	35,250
Proceeds from sale of stock subscription	-	-	24,000
Shareholders distribution	(3,000)	(3,000)	(15,000)
Net Cash Provided by (Used in) Financing Activities	(3,000)	18,500	44,250

Increase (decrease) in Cash	(3,412)	72	1,705

Cash - Beginning of Period	5,117	12,714	-

Cash - End of Period	$1,705	$12,786	$1,705

Supplemental Disclosures of Cash Flow Information

Cash paid for income taxes	$-		$-
Cash paid for interest	-		-

See the accompanying summary of accounting policies and notes to the financial statements

Index

GreenHouse Holdings, Inc. (formerly Custom Q, Inc.)
(A Development Stage Company)
Notes to the Financial Statements (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of GreenHouse Holdings, Inc.(the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited September 30, 2009 annual financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in the Company’s September 30, 2009 annual financial statements have been omitted.  On January 7, 2010, the Company approved an amendment to its Articles of Incorporation to change its name to GreenHouse Holdings, Inc.

The Company was incorporated on June 20, 2008 under the name Custom Q, Inc., under the laws of the State of Nevada, as a development stage company. The Company intends to commence operations as an on-line seller of baby items.

BASIS OF PRESENATATION

The Company follows accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

REVENUE RECOGNITION

Revenue is recognized when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided, and collectability is reasonably assured. These criteria are assumed to have been met if a customer orders an item, payment for the item clears, and the goods have been shipped or delivered to the customer.  Revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period the services are provided.  There was no such deferred revenue as of December 31, 2009.

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2009 and September 30, 2009, there were no cash equivalents.

DEVELOPMENT STAGE COMPANY

The Company complies with FASB Pronouncements for its characterization of the Company as development stage.

Index

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB Pronouncements on Fair Value Measurements requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The pronouncement establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value.  A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The pronouncement prioritizes the inputs into three levels that may be used to measure fair value:

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

Our financial instruments consist principally of cash, accounts payable, accrued liabilities, and amounts owed to related parties.  Pursuant to FASB Pronouncements, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.  We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

INCOME TAXES

The Company accounts for income taxes under the Financial Accounting Standards Board, "Accounting for Income Taxes".  Under the FASB Statement, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the FASB Statement, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the periods ending December 31, 2009 and 2008.

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti dilutive nature of potential common stock equivalents.  The Company had no common stock equivalents outstanding at December 31, 2009.  At December 31, 2009, there were 4,240,000 weighted average number of shares outstanding and the loss per share, both basic and diluted, was 0.00.

Index

STOCK BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of FASB Pronouncements concerning Share-Based Payments.  The company accounts for the stock options issued to non-employees in accordance with the provisions of FASB Pronouncements concerning Accounting for Stock-Based Compensation.

The Company did not grant any stock options or warrants during the period ended December 31, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company’s financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The Company does not expect the impact of its adoption to be material to its financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

Index

NOTE 2 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $97,383 and has insufficient working capital to meet operating needs for the next twelve months as of December 31, 2009, all of which raise substantial doubt about The Company’s ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

The President, Cindy Kostoff, loaned the company $25,250 during the period of July 2, 2008 through July 23, 2008.  This loan is accruing interest at the rate of 5% per annum and is due September 30, 2013. In March of 2009 Ms. Kostoff loaned the company an additional $10,000 for a total outstanding loan balance of $35,250 at December 31, 2009.

Our office is in the residence of our president and is supplied at no charge.  As a result, we have recorded $3,600 as the estimated annual market value of the rent for the space, which is recorded as additional paid in capital.

NOTE 4 - COMMON STOCK

The Company issued 4,000,000 shares of common stock (founder’s shares) on June 20, 2008 to the President and Director of the Company. In October through December of 2008, we issued 240,000 shares of common stock to 24 U.S. investors and 8 non-U.S. investors at $.10 per share in a private placement raising an aggregate of $24,000 cash.

Shareholders distributions balance relates to monies paid to Cindy Kostoff.  The money represents payment similar to that of a salary.

NOTE 5 – INCOME TAXES

The Company has tax losses which may be applied against future taxable income. The potential tax benefits arising from these loss carryforwards expire beginning in 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carryforward was $97,383 at December 31, 2009. The significant components of the deferred tax asset as of December 31, 2009 and September 30, 2009 are as follows:

	12/31/09	9/30/09
Net operating loss carryforwards	$33,110	$30,085
Valuation allowance	(33,110)	(30,085)
Net deferred tax asset	$-	$-

Index

NOTE 6 - SUBSEQUENT EVENTS

On January 7, 2010, GreenHouse Holdings, Inc., f/k/a Custom Q, Inc. (the “Registrant” or the “Company”) approved an amendment to its Articles of Incorporation (the “Amendment”) to change its name to GreenHouse Holdings, Inc. and to effect a forward-split such that five (5) shares of Common Stock were issued for every 1 share of Common Stock issued and outstanding immediately prior to filing of the amendment (the “Forward Split”).  On January 7, 2010, the Registrant entered into an Agreement and Plan of Share Exchange (the “Exchange Agreement”) with Green House Holdings, Inc., a Nevada corporation (“GHH”), and the stockholders of GHH (the “GHH Stockholders”) whereby the Registrant acquired all of the issued and outstanding capital stock of GHH in exchange (the “Exchange”) for 19,800,000 newly issued shares of Common Stock (the “Common Exchange Shares”) and options to purchase 784,000 shares of Common Stock (after giving effect to the Forward Split).  Immediately prior thereto, GHH consummated a Stock Purchase Agreement with Cindy Kostoff, the Registrant’s principal stockholder and officer and director, whereby GHH acquired 4,000,000 of the Registrant’s 4,240,000 outstanding shares from Ms. Kostoff for the purchase price of $250,000.  Simultaneously therewith, the Company accepted subscriptions in an offering (the “Offering”) of its Units comprised of 16,667 shares of Common Stock and Warrants to purchase an additional 5,500 shares Common Stock at an exercise price of $2.50 per share, offered pursuant to Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).  The Company sold an aggregate of 19 Units for aggregate offering price of $475,000.

There were no reportable subsequent events, other than those noted above, from December 31, 2009 through the date this report is filed.

Index

Item 2. Management’s Plan of Operation.

This 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing else where in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to ["Cautionary Note Regarding Forward Looking Statements" and “Risk Factors” below].

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

Results of Operation

We made our first sale on July 20, 2008, and have generated $60,959 in revenues from inception through December 31, 2009.  We had cost of revenues during the period from inception on June 20, 2008 to December 31, 2009 of $48,908 consisting of purchases of product and services.

Development stage operating expenditures during the period from inception on June 20, 2008 to December 31, 2009 were $105,626 which consisted primarily of $52,863 of professional expenses, $24,650 of advertising expenses, and $27,972 of general and administrative expenses.

During the period from inception on June 20, 2008 to December 31, 2009 we had a net loss of $97,383.

Index

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
		On going	$2,000 per month charge from Contract Web Developer

Continue to develop Search Engine advertising campaign	Daily development of keywords and placement of ads on search engine sites	On going	$3,000 per month to be done by managem5ent

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

At December 31, 2009, we had total assets of $2,828 consisting of cash, accounts receivable, and property and equipment.

At December 31, 2009, our total liabilities were $85,811 consisting of accounts payable, accrued interest, sales tax payable, and stockholder loan.

We intend to provide funding for our activities, if any, through a combination of operating revenues, the private placement of equity securities, the public sales of equity securities and borrowing from commercial lenders.

We are a development stage company.  We have generated $97,383 of losses through December 31, 2009.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  We need approximately $100,000 during the next 12 months to implement our business plan as described above. At December 31, 2009, we had $1,705 in cash, which is enough to sustain operations for less than thirty (30) days. We have no agreement, commitment or understanding to secure any such funding from any source other than operating revenues and loans from our president.  However, our president has orally agreed to provide all necessary funding to meet all of our obligations necessary to continue operations at our current level and obligations in connection with the filing of this registration statement and subsequent SEC on-going reporting requirements for the next 12 months.

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

Index

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is not exposed to market risk related to interest rates or foreign currencies.

Item 4.Controls and Procedures.

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (“SEC”) rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report on Form 10-Q.

Changes in internal controls. There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the period ended December 31, 2009.

Index

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended December 31, 2009.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Registrant did not sell submit any matters to a vote of its security holders during the three months ended December 31, 2009.

Item 5. Other Information.

On January 7, 2010, GreenHouse Holdings, Inc., f/k/a Custom Q, Inc. (the “Registrant” or the “Company”) approved an amendment to its Articles of Incorporation (the “Amendment”) to change its name to GreenHouse Holdings, Inc. and to effect a forward-split such that five (5) shares of Common Stock were issued for every 1 share of Common Stock issued and outstanding immediately prior to filing of the amendment (the “Forward Split”).  On January 7, 2010, the Registrant entered into an Agreement and Plan of Share Exchange (the “Exchange Agreement”) with Green House Holdings, Inc., a Nevada corporation (“GHH”), and the stockholders of GHH (the “GHH Stockholders”) whereby the Registrant acquired all of the issued and outstanding capital stock of GHH in exchange (the “Exchange”) for 19,800,000 newly issued shares of Common Stock (the “Common Exchange Shares”) and options to purchase 784,000 shares of Common Stock (after giving effect to the Forward Split).  Immediately prior thereto, GHH consummated a Stock Purchase Agreement with Cindy Kostoff, the Registrant’s principal stockholder and officer and director, whereby GHH acquired 4,000,000 of the Registrant’s 4,240,000 outstanding shares from Ms. Kostoff for the purchase price of $250,000.  Simultaneously therewith, the Company accepted subscriptions in an offering (the “Offering”) of its Units comprised of 16,667 shares of Common Stock and Warrants to purchase an additional 5,500 shares Common Stock at an exercise price of $2.50 per share, offered pursuant to Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).  The Company sold an aggregate of 19 Units for aggregate offering price of $475,000.

Item 6. Exhibits.

Exhibit	Description of Exhibit
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Board and Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENHOUSE HOLDINGS, INC.

By:	/s/ Chris Ursitti
Name: Chris Ursitti
Title: Chief Executive Officer
Date: February 12, 2010

By:	/s/ Justin Farry
Name: Justin Farry
Title: Chief Financial Officer
Date: February 12, 2010