Form 10-K
period 2009-12-31
GreenHouse Holdings, Inc.
filed 2010-04-15
CIK 1444177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

Commission file number 333-156611

GREENHOUSE HOLDINGS, INC.

(Exact Name of Registrant in its Charter)

Nevada	26-2903011
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5171 Santa Fe Street, Suite I
San Diego, California 92109

(Address of principal executive offices   (Zip Code)

(858) 273-2626

(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, or “smaller reporting company in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

Yes ☐ No  ☒

Registrant's revenues for its most recent fiscal year: $0.

Market value of Common stock held by non-affiliates at April 14, 2010:  $31,345,015

Shares of Common Stock outstanding at April 14, 2010: 22,150,036 shares, par value $0.001 per share.

PART I

Forward-Looking Statements

This report contains various forward-looking statements regarding our business, financial condition, results of operations and future plans and projects. Forward-looking statements discuss matters that are not historical facts and can be identified by the use of words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would” or similar expressions. In this report, for example, we make forward-looking statements regarding, among other things, our expectations about the rate of revenue growth in specific business segments and the reasons for that growth and our profitability, our expectations regarding an increase in sales, strategic traction and sales and marketing spending, uncertainties relating to our ability to compete, uncertainties relating to our ability to increase our market share, changes in coverage and reimbursement policies of third-party payors and the effect on our ability to sell our products and services, the existence and likelihood of strategic acquisitions and our ability to timely develop new products or services that will be accepted by the market.

Although these forward-looking statements reflect the good faith judgment of our management, such statements can only be based upon facts and factors currently known to us. Forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. As a result, our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

ITEM 1.	DESCRIPTION OF BUSINESS

Corporate Organization

GreenHouse Holdings, Inc. (the “Company” or “Registrant” or “GreenHouse”) was incorporated in the State of Nevada as Custom Q, Inc. as a for-profit company on June 20, 2008 and established a fiscal year end of September 30, which was subsequently changed to December 31 in March 2010. Unless the context requires otherwise, in this report the terms “we,” “us” and “our” refer to GreenHouse Holdings, Inc.

On January 7, 2010, the Registrant, formerly known as Custom Q, Inc., acquired Green House Holdings, Inc. a privately owned Nevada corporation (“GHH”), pursuant to an Agreement and Plan of Share Exchange (the “Reverse Merger”). In connection with the Reverse Merger, GHH was deemed to be the acquiring company for accounting purposes. Therefore, the accompanying comparative financial information is that of GHH rather than the historical financial statements of Custom Q, Inc. GHH was organized under the laws of the State of Nevada on September 18, 2009. It is a holding company whose principal operating company is R Squared Contracting, Inc. (“R Squared”), which was organized under the laws of the State of California on January 2, 2007. Both GHH and R Squared have a December 31 fiscal year end.

Company Overview

We are a Green Solutions Provider with the goal of producing and selling ethanol, a viable alternative to fossil fuel, thereby reducing our nation’s dependence on foreign oil; and bringing to market alternative energy solutions that will reduce our customers’ carbon footprints.

Historically, our primary source of revenue has been from retrofitting residences with energy efficient products. We have plans to add new products to this product offering, as well as to expand this business into additional geographies and markets.

We have plans to provide the industrial market with water purification systems and numerous other advanced systems. We have pilot agreements with some of the largest breweries, wineries, distilleries, and beverage companies in the world to provide us the liquid waste from their plants to condense onsite and return clean water using the vapor compression system, and are actively working with other large food and beverage companies on many sustainable fronts, from waste reclamation to building efficiencies.

We will serve the Ethanol market via the distribution of the E-Fuel MicroFueler, as well as via larger capacity ethanol production systems. The MicroFueler allows consumers and businesses to produce ethanol using sugar, algae or waste from distilleries and breweries as feedstock, which we will source and deliver to the customer. The scalable ethanol production systems feature production amounts into the thousands of gallons per day, and give us the ability to pursue large fleets whose needs exceed the capability of the MicroFueler. We have a Letter of Intent with the City of Las Vegas to provide them with an ethanol recycling solution which includes the construction of an ethanol production facility, and are in advanced talks with several other municipalities across the country as well as the State of California to provide the fleet vehicles (police, fire, mechanical, sanitation, and government) with ethanol made from waste. We were also recently invited by the tequila industry and the Mexican government to discuss how we could help them convert their waste products into ethanol.

We provide a completely sufficient, aquaponic, vegetable and fish farm. This farm will be marketed to residential customers and the food and restaurant industry as a source of organic vegetable and fish.

To alleviate growing global concerns about poverty, disaster recovery and energy savings, we provide a sustainable and eco-friendly infrastructure that can be deployed quickly to almost any place in the world. The system includes physical buildings fabricated onsite using light-gauge steel framing, renewable power via solar panels and bio-waste ethanol, state-of-the-art water purification, and aquaponic system.

Competition

The Company currently faces competition from companies that provide a variety of green products and solutions.  Also, as seller of alternative fuels, the Company competes with some of the largest and most successful companies in the world.  In general, we compete with both groups on the basis of design, innovation, costs, sales and marketing, and selling price.

We believe that we can compete favorably in our markets, based on the following factors:

•	unique and proprietary technologies;

•	wide range of high-quality product offerings;

•	recruitment and retention of qualified personnel.

We expect our markets to remain competitive and to reflect rapid technological evolution and continuously evolving customer and regulatory requirements.  Our ability to remain competitive depends in part upon our success in developing new and enhanced advanced wireless solutions and introducing these systems at competitive prices on a timely basis.

Sales and Marketing

We believe our sales and marketing efforts have established our reputation for providing innovative solutions that meet our customers’ needs in a unique, cost-efficient manner.  The sales and marketing of our products largely depends upon the type of product, location and target customer.

Manufacturing and Suppliers

We supply our products through outsourced manufacturers and assembly from third-party subcontractors.  Many of our core products, components and sub-components are purchased from third party suppliers. We have selected suppliers based on their ability to consistently produce these products per our specifications, ensuring the best quality product at the most cost effective price.

Research and Product Development

The general focus of our research and product development team is the design and integration of our suppliers’ products.  Through these efforts, we seek to enhance our existing products, design new products and develop solutions for customer applications.  We believe that our responsiveness to customer demands differentiates us from many of our competitors, as we rapidly introduce new products to address market needs.

Backlog

As of December 31, 2009 and 2008, we had a backlog of approximately $547,000 and $111,000, respectively. Backlog is defined as signed customer contracts which we have not yet started working on, and consequently, have earned no revenue thereon.

Seasonality

The businesses of the Company and its subsidiary have not been subject to significant seasonal fluctuations, although Sales in the 2nd and 3rd Quarters are generally higher than the 1st and 4th Quarters of the year.

Employees

As of December 31, 2009 and 2008, the Company had approximately 30 and 10 employees. We believe we enjoy good employee relations. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

Corporate Information

The Company's corporate headquarters are located at 5171 Santa Fe Street, Suite I, San Diego, California.

ITEM 1A.	RISK FACTORS

Risks Related to the Operations of GreenHouse

A general economic downturn or sudden disruption in business conditions may affect consumer purchases of discretionary items, which could adversely affect our financial results.

The general level of consumer spending is affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, and consumer confidence generally, all of which are beyond our control.  Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products.  Some commentators believe that the United States economy currently is in a recessionary period.  In addition, sudden disruptions in business conditions, for example, as a consequence of the recent decline in financial institutions and capital markets can have a short and, sometimes, long-term impact on consumer spending.

A downturn in the economies in which we sell our products or a sudden disruption of business conditions in those economies could adversely affect our sales.

Changes in laws, regulations and policies that affect our business could adversely affect our financial results.

Our business is subject to numerous laws, regulations and policies.  Changes in the laws, regulations and policies, including the interpretation or enforcement thereof, that affect, or will affect, our business, including changes in the scope of regulation by the Food and Drug Administration or other regulatory agencies, accounting standards, tax laws and regulations, trade rules and customs regulations, and the outcome and expense of legal or regulatory proceedings, and any action we may take as a result could adversely affect our financial results.

Our success depends, in part, on the quality and safety of our products.

Our success depends, in part, on the quality and safety of our products.  If our products are found to be unsafe, or if they otherwise fail to meet our consumers’ standards, our relationships with customers or consumers could suffer, the appeal of our brand could be diminished, and we could lose sales and/or become subject to liability claims, any of which could result in a material adverse effect on our business, results of operations and financial condition.

Our success depends, in part, on maintaining good relationships with our distribution channels.

Our success depends, in part, on our maintaining satisfactory relationships with our distribution channels. We do not have long term supply or distribution contracts. The vast majority of our sales are effected on a purchase order basis which requires us to meet expectations of delivery, quality and pricing of our products, at both the distribution channel level and at the level of the ultimate consumer who uses our products. If we fail to meet expected standards, our revenues would decline and this could result in a material adverse effect on our business, results of operations and financial condition.

GreenHouse’s liability insurance may not be adequate in a catastrophic situation.

GreenHouse currently maintains property damage insurance in the aggregate amount of approximately $2,000,000, covering its inventory at such location. The Company maintains liability insurance of up to $1,000,000 and products liability insurance of up to $1,000,000.  Material damage to, or the loss of, the Company's facilities or equipment due to fire, severe weather, flood or other catastrophe, even if insured against, could result in a significant loss to the Company.

GreenHouse may not be able to retain its key executives who it needs to succeed and new qualified personnel are extremely difficult to attract.

GreenHouse believes that its continued success will depend to a significant extent upon the efforts and abilities of its senior management team.  The Company entered into employment agreements with each of Russ Earnshaw, John Galt, Chris Ursitti and Sean Entin.  Failure of the Company to retain Messrs. Earnshaw, Galt, Ursitti and Entin and other senior officers, or to attract and retain additional qualified personnel, could adversely affect the Company’s operations. We may not be able to find appropriate replacements for any of our key personnel. Any loss or interruption of the services of our key personnel could adversely affect our ability to develop and execute our business plan.  It could also result in our failure to create and maintain relationships with strategic partners that may be critical to our success.

Consumers might not adopt our alternative energy solutions.

The power generation solutions GreenHouse provides are relatively new alternative energy means that consumers may not adopt at levels sufficient to grow this part of our business.  We cannot assure you consumers will choose to our solutions at levels sufficient to sustain our business in this area. This development may be impacted by many factors which are out of our control, including:

• market acceptance of our products;

• the cost competitiveness of these systems;

• regulatory requirements; and

• the emergence of newer, more competitive technologies and products.

Loss of favorable tax benefits and other governmental incentives could substantially harm our operating margins.

Many of our products and services have been substantially aided by federal tax incentives.  Because alternative fuels have historically been more expensive to produce than diesel or petroleum fuel, the biofuels industry has depended on governmental incentives that have effectively brought the price of biofuels more in line with the price of diesel fuel to the end user. These incentives have supported a market for biofuels that might not exist without the incentives.

The reduction or termination of environmental regulations that favor the use of biofuels in motor fuel blends would adversely affect the demand for alternative fuels.

The biofuels industry in the U.S. currently depends on the existence of federal environmental regulations which favor the use of blended or alternative fuels. For instance, under the Clean Air Act Amendment, the U.S. Environmental Protection Agency, or the EPA, in an effort to regulate harmful air emissions, promulgated regulations mandating a reduction in the amount of sulfur content in diesel fuel.  Similarly, the Energy Policy Act of 2005, or EPAct 2005, mandates that covered entities, principally producers, distributors and marketers of petroleum-based and alternative fuels, use specified amounts of renewable fuels. Under EPAct 2005, however, the U.S. Department of Energy, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuels mandate with respect to one or more states if the Administrator of the EPA determines that implementing the requirements would severely harm the economy or the environment of a state, a region or the U.S., or that there is inadequate supply to meet the requirement. Any repeal, substantial modification or waiver of the renewable fuels mandate or other environmental regulations at the federal or state level could reduce the demand for biofuels and have a material adverse effect on our results of operations and financial condition.

We face intense competition from other alternative fuel producers, some of which have significantly greater distribution and financial resources than we do.

The biofuels industry is extremely competitive and will continue to be in the future as more production facilities are built and the industry expands. Our business may face competitive challenges from other or larger facilities that can produce a wider range and larger quantity of products than we can.  In addition, we compete directly with traditional petroleum-based fuel and major integrated oil companies, which are among the largest and most successful companies in the world.  Producers of petroleum-based diesel have substantially greater financial and other resources than we do and could offer biofuels directly to distributors and users, which may be a significant competitive advantage.

Risks Related to the Company

There is limited liquidity on the OTC Bulletin Board.

When fewer shares of a security are being traded on the OTC Bulletin Board, volatility of prices may increase and price movement may outpace the ability of the OTC Bulletin Board to deliver accurate quote information. Due to lower trading volumes in the Common Stock, there may be a lower likelihood of a person’s orders for shares of the Common Stock being executed, and current prices may differ significantly from prices quoted by the OTC Bulletin Board at the time of order entry.

There is a limitation in connection with the editing and canceling of orders on the OTC Bulletin Board.

Orders for OTC Bulletin Board securities may not be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTC Bulletin Board. Due to the manual order processing involved in handling OTC Bulletin Board trades, order processing and reporting may be delayed.  As a result, it may not be possible to edit orders. Consequently, it may not be possible for the Company’s shareholders to sell the Common Stock at optimum trading prices.

A significant number of the Company’s shares will be eligible for sale, and their sale could depress the market price of the Company’s stock.

Sales of a significant number of shares of Common Stock in the public market could harm the market price of our Common Stock.  As additional shares of the Common Stock become gradually available for resale in the public market pursuant to the availability of Rule 144, the supply of the Common Stock will increase, which could decrease its price.  The Company issued 19,800,000 shares of Common Stock in connection with the Reverse Merger.  Some or all of the shares of Common Stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for the shares of Common Stock.  In general, a holder of the Common Stock may avail itself under Rule 144, assuming the availability of certain current public information about a issuer, a person who is not an affiliate of the issuer and has not been affiliated for a period of three (3) months and who has held restricted shares for the applicable holding period, which is generally six months, may sell into the market an unlimited number of shares of Common Stock.

We may issue additional equity shares to fund the Company's operational requirements which would dilute your share ownership.

The Company's continued viability depends on its ability to raise capital.  Changes in economic, regulatory or competitive conditions may lead to cost increases.  Management may also determine that it is in the best interest of the Company to develop new services or products. In any such case additional financing is required for the Company to meet its operational requirements.  There can be no assurances that the Company will be able to obtain such financing on terms acceptable to the Company and at times required by the Company, if at all.  In such event, the Company may be required to materially alter its business plan or curtail all or a part of its operational plans as detailed further in Management's Discussion and Analysis in this Form 10-K.  In the event that the Company is unable to raise or borrow additional funds, the Company may be required to curtail significantly its operational plans as further detailed in Requirements for Additional Capital in the Management Discussion and Analysis of this annual report on Form 10-K.

The Company’s Amended Articles of Incorporation authorize the issuance of up to 300,000,000 total shares of Common Stock without additional approval by shareholders. As of April 14, 2010, we had 22,150,036 shares of common stock outstanding, options to issue an additional 784,000 shares issued and outstanding and warrants to issue an additional 379,508 shares issued and outstanding.

The requirements of complying with the Sarbanes-Oxley act may strain our resources and distract management

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002. The costs associated with these requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Historically, as a private company we have maintained a small accounting staff, but in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant additional resources and management oversight will be required. This includes, among other things, retaining independent public accountants. This effort may divert management's attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial persons with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will be able to do so in a timely fashion.

Sales of additional equity securities may adversely affect the market price of our common stock and your rights in the Company may be reduced.

We expect to continue to incur research and development and selling, general and administrative costs, and in order to satisfy our funding requirements, we may need to sell additional equity securities.  Our stockholders may experience substantial dilution and a reduction in the price that they are able to obtain upon sale of their shares.  Also, any new securities issued may have greater rights, preferences or privileges than our existing common stock which may adversely affect the market price of our common stock and our stock price may decline substantially.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company is headquartered in at 5171 Santa Fe Street, Suite I, San Diego, California 92109, where it currently leases an office comprised of 4,428 square feet under a lease which expires on July 31, 2013.  Rental payment for the space is $5,701 monthly, with 3% annual increases on each August 1st.

ITEM 3.	LEGAL PROCEEDINGS

Miles Litigation

On September 3, 2009, Keith A. Miles, a shareholder and former employee of the Registrant commenced an action entitled Keith Miles v. R Squared Contracting, Inc., dba Greenhouse Builders; Robert Russell Earnshaw; John Galt; Galt Corp.; and Does 1 through 25, San Diego Superior Court case number 37-2009-00097598-CU-BC-CTL.  The matter is brought by Mr. Miles, in connection with his termination and removal from the Company’s former operating subsidiary R-Squared Contracting, Inc., on or about June 22, 2009. The litigation alleges that the manner and procedures used to terminate Mr. Miles were not in accordance with a Management Agreement and Shareholder Agreement executed among the parties.

The action was settled in March 2010 in accordance with a Settlement Agreement and Mutual Release whereby Robert Russell Earnshaw and John Galt, who are directors, officers and principal shareholders of the Company, and as well as Galt Corp. an entity over which John Galt holds voting and dispositive power, will acquire a certain  number of shares of the Company’s Common Stock held by Miles for the purchase price of $500,000.  The Company has agreed to guaranty the payment for the shares.

SalesForce.com

In March 2010, the Company was threatened with litigation by SalesForce.com, Inc., a San Diego based software licensing company.  SalesForce.com alleges the Company failed to remit payment in the amount of $75,000 for software licenses purportedly provided by SalesForce.com, Inc.  The Company disputes the merit of these allegations.

Except as set forth above, no director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.	(REMOVED AND RESERVED)

PART II.

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)           Market Information.

Our common stock is quoted on the OTCBB under the symbol “GRHU”.  Our Common Stock first became eligible for quotation on the OTCBB on May 21, 2009, however, no shares of our Common Stock were traded during the year ending December 31, 2009 and 2008.  The following table summarizes our common stock’s high and low sales prices for the periods indicated as reported by the OTCBB. Quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2008		2009
	High	Low	High	Low
4th Quarter	$—	$—	$—	$—
3rd Quarter	—	—	—	—
2nd Quarter	—	—	—	—
1st Quarter	—	—	—	—

(b)	Number of Shareholders.

As of April 14, 2010 , there were approximately 140 holders of record of our common stock. Such holders include any broker or clearing agencies as holders of record but exclude the individual stockholders whose shares are held by brokers or clearing agencies.

(c)	Dividends.

The Company has not paid any cash dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

(d)	Securities authorized for issuance under equity compensation plans.

2010 Equity Plan

The Company administers the 2010 Stock Option Plan (the "2010 Plan"), which was adopted by the Board effective January 4, 2010.  The 2010 Plan is intended to promote the interests of the Company by attracting and retaining exceptional employees, consultants, directors, officers and independent contractors (collectively referred to as the “Participants”), and enabling such Participants to participate in the long-term growth and financial success of the Company.  Under the 2010 Plan, the Company may grant stock options, which are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended (the “Incentive Stock Options”), non-qualified stock options (the “Nonqualified Stock Options”), stock appreciation rights (“SARs”) and restricted stock awards (the “Restricted Stock Awards”), which are restricted shares of Common Stock (the Incentive Stock Options, the Nonqualified Stock Options, the SARs and the Restricted Stock Awards are collectively referred to as “Incentive Awards”). Incentive Awards may be granted pursuant to the 2010 Plan for 10 years from the effective date of the 2010 Plan.

From time to time, we may issue Incentive Awards pursuant to the 2010 Plan. Each of the awards will be evidenced by and issued under a written agreement.

The Board reserved a total of 2,000,000 shares of our Common Stock for issuance under the 2010 Plan. If an incentive award granted under the 2010 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the Plan.

The number of shares subject to the 2010 Plan, any number of shares subject to any numerical limit in the 2010 Plan, and the number of shares and terms of any Incentive Award may be adjusted in the event of any change in our outstanding Common Stock by reason of any stock dividend, spin-off, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares, or similar transaction.  As of December 31, 2009, no shares have been issued under the 2010 Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2009.

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Cindy Kostoff, CEO, CFO and Director	—	—	$—	—	—	—	—	—

Mary Ann Nester, Director	—	—	$—	—	—	—	—	—

Employee Options

Upon the closing of the Reverse Merger, we granted an aggregate of 240,000 options to Justin Farry.  The options vest and are exercisable on the following terms:

# OF SHARES	EXERCISE PRICE	VESTING SCHEDULE	EXPIRATION
40,000	$1.50	January 7, 2010	January 7, 2020
40,000	$1.50	January 1, 2011	January 7, 2020
40,000	$1.50	June 30, 2011	January 7, 2020
40,000	$1.50	January 1, 2012	January 7, 2020
40,000	$1.50	June 30, 2012	January 7, 2020
40,000	$1.50	January 1, 2013	January 7, 2020

Upon the closing of the Reverse Merger, we granted an aggregate of 76,000 options to one of our key consultants.  The options vest and are exercisable on the following terms:

# OF SHARES	EXERCISE PRICE	VESTING SCHEDULE	EXPIRATION
12,000	$1.50	January 7, 2010	January 7, 2020
19,000	$2.50	January 7, 2010	January 7, 2020
10,000	$1.50	January 1, 2011	January 7, 2020
15,000	$1.50	January 1, 2012	January 7, 2020
20,000	$1.50	January 1, 2013	January 7, 2020

Upon the closing of the Reverse Merger, pursuant to the terms of the Reverse Merger, we issued an aggregate of 468,000 options to employees and consultants who were previously granted options in 2010 to acquire common stock of GHH.  The first 25% of these options vest on January 1, 2011, the next 35% of these options vest on January 1, 2012 and the balance vest on January 1, 2013.  All of these options are exercisable at the price of $1.50 per share and expire after 10 years.

Recent Sales of Unregistered Securities

On April 8, 2010, the Registrant authorized the issuance of 606,693 shares of Common Stock and warrants to purchase an aggregate of 200,209 shares of Common Stock upon consummation of: the conversion of Convertible Notes from the Registrant’s subsidiary R-Squared Contracting, Inc.  Also on that date, the Registrant authorized the issuance of shares of Common Stock and Warrants from subscriptions consisting of 576,677 shares of Common Stock and warrants to purchase an additional 190,300 shares of Common Stock.  All of the warrants subscribed for in the offerings are exercisable at the price of $2.50 per share and expire in three years.

On January 7, 2010, the Registrant authorized the issuance of 19,800,000 of Common Stock and options to purchase an aggregate of 784,000 shares of Common Stock in connection with the execution of an Agreement and Plan of Share Exchange with the equityholders of Green House Holdings, Inc. (the “Exchange”).

On January 7, 2010, the Registrant sold accepted subscriptions for an aggregate of 19 Units comprised of 316,667 shares of Common Stock and warrants to purchase 104,500 shares of Common Stock an exercise price of $2.50 per share and expiring in 3 years, at the price of $25,000 per Unit for an aggregate offering of $475,000.

In or about June 2008, the Registrant issued 4,000,000 shares of common stock issued to our founder Cindy Kostoff issued at $0.001 per share.

In August through December of 2008, Custom Q issued 240,000 shares of common stock to 24 U.S. investors and 8 non-U.S. investors at $.10 per share in a private placement raising an aggregate of $24,000 cash.

Except as noted above, the sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D and Regulation S promulgated thereunder. The agreements executed in connection with this sale contain representations to support the Registrant’s reasonable belief that the Investor had access to information concerning the Registrant’s operations and financial condition, the Investor acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the Investor are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Registrant made no solicitation in connection with the sale other than communications with the Investor; the Registrant obtained representations from the Investor regarding their investment intent, experience and sophistication; and the Investor either received or had access to adequate information about the Registrant in order to make an informed investment decision.  All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and plan of operations should read in conjunction with the financial statements and the notes to those statements included in this annual report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and under the headings “Risk Factors” and “Forward-Looking Statements.”

Acquisition and Reorganization

On January 7, 2010, the Registrant, formerly known as Custom Q, Inc., acquired Green House Holdings, Inc. a privately owned Nevada corporation (“GHH”), pursuant to an Agreement and Plan of Share Exchange (the “Reverse Merger”). In connection with the Reverse Merger, GHH was deemed to be the acquiring company for accounting purposes. Therefore, the following Management Discussion is focused on the current and historical operations of GHH, and excludes the prior operations of  Custom Q, Inc.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations through financing activities consisting primarily of loans from shareholders and private placements of debt with outside investors. Our principal use of funds has been for the acquisition of the exclusive distribution rights for E-Fuel Corporation’s MicroFueler in certain Counties of the State of California; the ongoing development of our projects for the efficient conversion of cellulosic and sugar based waste streams into Ethanol; the ongoing development of relationships with potential corporate and government customers for our energy saving solutions; the expansion of our sales and marketing infrastructure to increase our revenue from our energy saving solutions to residential customers; and general corporate expenses.

Liquidity and Capital Resources during the year ended December 31, 2009 compared to the year ended December 31, 2008.

During the year ended December 31, 2009, the Company did not issue any equity securities but issued $750,000 of convertible notes to outside investors (the “Bridge Investors”). Subsequent to year end, the Company offered the Bridge Investors the option of converting their notes into equity in accordance with the terms of their note, even though the Company was not obligated to do so as it had not yet raised gross proceeds of at least $3 million in a debt or equity financing. All of the Bridge Investors converted their notes into equity.

During the years ended December 31, 2009 and 2008, the Company received proceeds of $210,000 and $415,000 from the issuance of debt securities to related parties, respectively.

Liquidity and Capital Resources during the year ended December 31, 2008 compared to the year ended December 31, 2007

During the year ended December 31, 2008, the company issued 224,000 shares of common stock for contributed property and equipment valued at $3,517 and 476,000 shares of common stock for consulting services. During the year ended December 31, 2008, the Company received proceeds of $415,000 from the issuance of debt securities to related parties. There were no proceeds received from the sale of company debt or equity securities during the year ended December 31, 2007.

Liquidity and Capital Resource Plan for the year ended December 31, 2010

During 2010, the Company intends to fund its operations by raising proceeds from its current equity financing of up to $5 million which will enable it to expand its revenue-generating home improvement product offering in the current markets it serves, as well as in new markets it will start to operate in. It is anticipated that this will generate additional working capital for the Company. As of April 14, 2010, the company had raised an aggregate of $865,000 from its current equity financing in 2010. In addition to its current equity financing, the Company is pursuing working capital debt financing as well as project-specific debt financing to develop its alternative energy projects for sale or lease to customers. However, we cannot assure you that any such financing that the Company is pursuing will be available to us on favorable terms, if at all, and this may severely impact our current operations and delay the development of our alternative energy projects until additional funds are received by the Company.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Revenues for the year ended December 31, 2009 were $4,490,186 compared to $357,546 for the year ended December 31, 2008, an increase of approximately $4,150,000. This increase was due to the increased sales of our energy efficient products and services to residential customers during the year ended December 31, 2009. Gross Profit percentage increased from 29% for the year ended December 31, 2008 to 39% for the year ended December 31, 2009 due to increased sales of our higher margin energy efficient products and services compared to sales of lower margin general construction products and services for the year ended December 31, 2008.

Operating expenses for the year ended December 31, 2009 were $3,357,366 compared to $531,337 for the year ended December 31, 2008, an increase of approximately $2,820,000. Approximately $1,000,000 of this increase was due to the increase in the number of our employees to support our growth, and the related payroll burden costs. Approximately $1,800,000 of the increase was due to increased sales and marketing expenses that resulted in the increase in revenues of our energy efficient products and services to residential customers described above, as well as the increase in expenses to support the sales and marketing efforts of our alternative energy products and services, such as water purification and vapor compression systems, and ethanol production systems.

As a result, Net loss was $(1,686,789) for the year ended December 31, 2009, compared with a Net Loss of $(429,154) for the year ended December 31, 2008.

Results of Operations for the Year Ended December 31, 2008 compared to the Year Ended December 31, 2007

Revenues for the year ended December 31, 2007 were $1,089,392 and were primarily generated from three large, residential construction development projects. These projects were completed during the year ended December 31, 2008, but the residential housing market was suffering from a severe slowdown and the company was unable to secure new residential construction development projects, resulting in a decrease in revenue to $357,546 for the year ended December 31, 2008, a decrease of approximately $700,000 from the year ended December 31, 2007.

However, during the year ended December 31, 2008, the Company identified a growing opportunity in the sale of higher margin energy efficient products and services, and this resulted in an increase in Gross Profit percentage from 19% for the year ended December 31, 2007 to 29% for the year ended December 31, 2008. This also resulted in an increase in operating expenses from $188,363 for the year ended December 31, 2007 to $531,337 for the year ended December 31, 2008 as the Company invested in the infrastructure to support its planned growth in this new market.

As a result, Net loss for year ended December 31, 2008 was $(429,154) compared to Net income of $7,873 for the year ended December 31, 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Accounts receivable

The Company grants unsecured credit to individuals primarily located in Southern California.  Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expenses, if any.  At December 31, 2009 and 2008, the allowance for doubtful accounts is $0.

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any off-balance-sheet credit exposure to its customers.

Deferred issuance costs

The Company has certain deferred issuance costs consisting of legal and other expenses relating to the issuance of additional equity securities which began to be issued in January 2010.

Property and equipment

Property and equipment are recorded at cost.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives ranging from 3 years to 5 years.  Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.  Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

Impairment of long-lived assets

The Company has adopted FASB ASC 360, Property, Plant, and Equipment, for its long-lived assets.  The Company’s long-lived assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of December 31, 2009 or 2008.

Fair value of financial instruments

FASB ASC 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FASB ASC 820 states that a fair value measurement should be determined based on the assumptions the market participants would use in pricing the asset or liability.  In addition, FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the types of valuation information (“inputs”) are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The three broad levels defined by FASB ASC 820 hierarchy are as follows:

Level 1 –	quoted prices for identical assets or liabilities in active markets.

Level 2 –	pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date.

Level 3 –
valuations derived from methods in which one or more significant inputs or significant value drivers are unobservable in the markets. These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment to estimation.

Valuations based on unobservable inputs are highly subjective and require significant judgments.  Changes in such judgments could have a material impact on fair value estimates.  In addition, since estimates are as of a specific point in time, they are susceptible to material near-term changes.  Changes in economic conditions may also dramatically affect the estimated fair values.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable, and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2009 or 2008, nor gains or losses are reported in the consolidated statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the years ended December 31, 2009 or 2008.

Revenue recognition

In accordance with FASB ASC 605, Revenue Recognition, contract revenues are recognized using the percentage of completion method in the ratio that costs incurred bear to estimated costs at completion. Adjustments to contract cost estimates are made in the periods in which the facts which require such revisions become known. Unapproved change orders are not considered as part of the contract until it has been approved by the customer. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. If final total cost is anticipated to exceed the contract amount, the excess of cost over contract amount is immediately recognized as a loss on the contract.

Customer Billings

The Company classifies cumulative customer billings that exceed the sum of total contract cost plus the gross profit earned to date as billings in excess of cost and estimated earnings.

Income taxes

The Company follows FASB ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period of enactment.

The Company adopted the application of uncertain tax positions of FASB ASC 740, Income Taxes, during 2009.  The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FASB ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  At the date of adoption, and as of December 31, 2009, the Company does not have a liability for unrecognized tax uncertainties.

The Company's policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2009, the Company has no accrued interest or penalties related to uncertain tax positions.

Advertising

Advertising expense is comprised of media, agency and promotion costs.  Advertising expenses are charged to operations as incurred.  Advertising expenses charged to operations totaled $19,033 and $24,558 for the years ended December 31, 2009 and 2008, respectively.

Net loss per common share

Net loss per common share is computed pursuant to FASB ASC 260, Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2008.  As of December 31, 2009, there were 606,292 potentially dilutive shares related to the convertible debt (Note 7).  However, the convertible debt shares are considered to be anti-dilutive and are not included in the calculation of net loss per share.

Recently issued accounting pronouncements

In October 2009, the FASB issued ASU No. 2009-13  “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1)”.  This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction.  This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements. This standard is effective for fiscal years beginning on or after June 15, 2010.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”.  This Update amends Subtopic 820-10 that require new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends Subtopic 820-10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010.

In February, 2010, the FASB issued ASU No. 2010-09, “Subsequent Events”, which amended ASC 855-10 and states an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and SEC requirements.  The amendment in this update is effective for interim or annual periods ending after June 15, 2010.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2009:

		Less than	1-3	3-5	More than

	Total	1 year	years	years	5 years

Operating lease	$257,708	$69,268	$188,440	$-	$-

Our operating lease obligations reflected above do not assume the exercise by us of any termination or extension options.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates and foreign currencies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required Financial Statements and the notes thereto are contained in a separate section of this report beginning with the page following the signature page.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 11, 2010, the Audit Committee of the Board of Directors of GreenHouse Holdings, Inc. (the “Registrant”) approved changing the Registrant’s independent registered public accounting firm from M&K CPAs PLLC (“M&K”) to PKF, Certified Public Accountants, a Professional Corporation (“PKF”). On March 11, 2010, the Audit Committee of the Board of Directors of GreenHouse Holdings, Inc. approved changing R Squared’s independent registered public accounting firm from Li & Company, PC (“Li & Co.”) to PKF. The dismissal of both M&K and Li & Co., as approved by the Audit Committee of the Registrant’s Board of Directors on March 11, 2010, was effective immediately.

M&K had been engaged as the Registrant’s independent registered public accounting firm since June 2008 and had performed audits of the Registrant’s financial statements included in the Registrant’s reports on Form S-1 for the period from June 20, 2008 (inception) through September 30, 2008, and on Form 10-K for the year ended September 30, 2009. M&K had performed review procedures in connection with the Registrant’s unaudited financial statements included in the Registrant’s reports on Form S-1/A for the quarterly period ended December 31, 2008, and on Forms 10-Q for the quarterly periods ended March 31, 2009, June 30, 2009 and December 31, 2009.

Li & Co. had been engaged as  R Squared’s independent registered public accounting firm since July 23, 2009 and had performed audits of  R Squared’s financial statements included in the Registrant’s report on Form 8-K for the years ended December 31, 2007 and December 31, 2008. Li & Co. had performed review procedures in connection with the Registrant’s unaudited financial statements included in the Registrant’s report on Form 8-K for the nine months ended September 30, 2009.

During the Registrant’s two most recent fiscal years and the interim period from October 1, 2009 through and including March 11, 2010, (i) there were no disagreements between the Registrant and M&K on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of M&K would have caused M&K to make reference to the matter in its reports on the Registrant's financial statements; and  (ii) there were no reportable events as the term described in Item 304(a)(1)(v) of Regulation S-K.

During R Squared’s two most recent fiscal years and the interim period from January 1, 2009 through and including March 11, 2010, (i) there were no disagreements between the Registrant and Li & Co. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Li & Co. would have caused Li & Co. to make reference to the matter in its reports on the Registrant's financial statements; and  (ii) there were no reportable events as the term described in Item 304(a)(1)(v) of Regulation S-K.

On March 11, 2010, the Registrant provided M&K and Li & Co. with a copy of the disclosures it is making in response to Item 4.01 on this Form 8-K, and has requested that M&K and Li & Co. furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.  A copy of the letters, dated March 16, 2010, is filed as Exhibits 16.1 and 16.2 (which is incorporated by reference herein) to this Current Report on Form 8-K.

On March 11, 2010, the Registrant engaged PKF as its independent registered public accounting firm for the Registrant’s fiscal year ended December 31, 2009. The change in the Registrant’s independent registered public accounting firm was approved by the Audit Committee of the Registrant’s Board of Directors on March 11, 2010.

During the years ended December 31, 2008 and 2007 and the subsequent interim period between January 1, 2009 and the appointment of PKF, the Registrant did not consult with PKF regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Registrant’s financial statements or (ii) any matter that was either the subject of a disagreement or event identified in response to (a)(1)(iv) of Item 304 of Regulation S-K, or a reportable event as that term is used in Item 304(a)(1)(v) of Item 304 of Regulation S-K.  There were no disagreements with PKF.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act as of the end of the period covered by this report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives and the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the "reasonable assurance" level. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed in the reports that we file and submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms; and (2) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the reasons discussed in "Management's Report on Internal Control over Financial Reporting" below, Company management, including the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, the Company's internal control over financial reporting was effective. Management has concluded that the consolidated financial statements included in this annual report present fairly, in all material respects, the Company's financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter that has materially affected, or that is reasonably likely to affect, our internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Company management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

A Company's internal control over financial reporting includes those policies and procedures that (i) pertain  to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating the controls and procedures.

Because of these inherent limitations, internal control over financial reporting cannot provide absolute assurance regarding the reliability of financial reporting and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Company management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officer, believes that, as of December 31, 2009, the Company's internal control over financial reporting was effective based on those criteria.

Company management will continue to monitor and evaluate the effectiveness of its disclosure controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing improvements, as necessary and as funds allow.

Note: This 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this 10-K.

ITEM 9B.	OTHER INFORMATION

Unregistered Sales of Equity Securities.

On April 8, 2010, the Company authorized the issuance of shares of its Common Stock and warrants to purchase Common Stock upon consummation of: the conversion of Convertible Notes from the Company’s subsidiary R-Squared Contracting, Inc.; and the consummation of a private offering of the Company’s securities that began on January 7, 2010 through March 31, 2010.  Pursuant to the conversions, the Company converted an aggregate of $750,000 of Convertible Notes into 606,693 shares of Common Stock and warrants to purchase an aggregate of 200,209 shares of Common Stock.  The Company accepted subscriptions from certain investors in the aggregate amount of $865,000 consisting of 576,677 shares of Common Stock and warrants to purchase an additional 190,300 shares of Common Stock.  All of the warrants subscribed for in the offerings are exercisable at the price of $2.50 per share and expire in three years.

The sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D and Regulation S promulgated thereunder. The agreements executed in connection with this sale contain representations to support the Registrant’s reasonable belief that the Investor had access to information concerning the Registrant’s operations and financial condition, the Investor acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the Investor are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Registrant made no solicitation in connection with the sale other than communications with the Investor; the Registrant obtained representations from the Investor regarding their investment intent, experience and sophistication; and the Investor either received or had access to adequate information about the Registrant in order to make an informed investment decision.  All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers. All of the Company’s executive officers and directors were appointed on January 7, 2010, the effective date of the Reverse Merger. All directors hold office until the first annual meeting of the stockholders of the Company and until the election and qualification of their successors or their earlier removal or retirement. Directors are elected annually and serve until the next annual meeting and until his successor has been elected and qualified, or until his earlier death, resignation or removal.

Name (1)	Age	Title

John Galt	38	Executive Chairman

Robert Russ Earnshaw	41	President, Director

Chris Ursitti	48	Chief Executive Officer, Director

Sean Entin	38	Chief Marketing Officer, Director

Justin Farry	38	Chief Financial Officer

John Galt, Executive Chairman, founded R Squared, the wholly owned subsidiary of GHH, with Russ Earnshaw in 2007 as an organization originally focused on providing green building solutions for homeowners.  Prior thereto and from 2004, Mr. Galt was the founder of Galt Corporation, a real estate investment and construction services company.

Robert Russ Earnshaw, President, Director, co-founded R Squared, the wholly owned subsidiary of GHH, with John Galt in 2007, and is responsible for overseeing its daily operations.  Prior thereto, Mr. Earnshaw was a Senior Project Manager for Gafcon, Inc., an ENR Top 100 Construction Management firm.  Mr. Earnshaw is a licensed general contractor and his experience includes developing planned residential communities and commercial developments as well as working in the custom home field.  Mr. Earnshaw has a Bachelor of Science degree in Construction Management from Colorado State University.

Chris Ursitti, Chief Executive Officer, Director, is responsible for the overall management of GreenHouse.  Prior thereto and since 1997, Mr. Ursitti has served as the  managing partner of the Los Angeles Center Studio, a full service independent film studio  with 450,000 square feet of Class A production and office space on a 20-acre campus in downton Los Angeles.  Mr. Ursitti was instrumental in revitalizing downtown Los Angeles’ west side by using green building standards to repurpose the UNOCAL building into a multi-million dollar multi-use facility.  Mr. Ursitti also has executive experience at the Hollywood Location Co., and he developed multi-million dollar homes for celebrities and other high net worth clients as a high-end residential real estate developer.  Mr. Ursitti is on the Board of Directors of Opportunity Green and the Calvary Christian School Foundation. He is a graduate of Westminster College where he earned a Bachelor of Fine Arts degree, and has been nominated to receive a lifetime alumni achievement award.

Sean Entin, Chief Marketing Officer, Director, is responsible for developing and implementing marketing strategies at GreenHouse to support the deployment of its eco-friendly products and services. Prior thereto and since 1998, Mr. Entin was the founder of Zen Management, a film, distribution and commercial media company.  Mr. Entin also played an integral role in the development of Los Angeles Center Studio, and assisted in raising capital for the multi-use office and production facility that has revitalized the west side of downtown Los Angeles.  Mr. Entin attended the University of Southern California, where he pursued a Bachelor of Arts degree in Entrepreneurship/Business Administration.

Justin Farry, Chief Financial Officer, Treasurer. Prior to his appointment at GreenHouse, Mr. Farry was employed at Brinderson L.P. as the Director of Project Business Services from April 2008 to September 2009.  Immediately prior thereto Mr. Farry was a Regional Financial Controller for Bureau Veritas North America, Inc. from August 2005 to March 2008. Mr. Farry is a Certified Public Accountant (inactive), licensed by the California State Board of Accountancy, and a CA(SA), licensed by the South African Institute of Chartered Accountants.  Mr. Farry earned a Bachelor of Commerce degree from the University of the Witwatersrand in Johannesburg, and an Hons BCompt degree from the University of South Africa.

AUDIT COMMITTEE. Prior to the Reverse Merger, GHH as a private company was not required to have an Audit Committee.  The Company’s audit committee currently consists of the directors of the Company. The Company intends on establishing an Audit Committee composed of independent directors of the Company. The audit committee's duties would be to recommend to the Company's board of directors the engagement of independent auditors to audit the Company's financial statements and to review its accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Company's board of  directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

COMPENSATION COMMITTEE. Our board of directors does not have a standing compensation committee responsible for determining executive and director compensation.  Instead, the entire board of directors fulfills this function, and each member of the Board participates in the determination.  Given the small size of the Company and its Board and the Company's limited resources, locating, obtaining and retaining additional independent directors is extremely difficult.  In the absence of independent directors, the Board does not believe that creating a separate compensation committee would result in any improvement in the compensation determination process.  Accordingly, the board of directors has concluded that the Company and its stockholders would be best served by having the entire board of directors act in place of a compensation committee.  When acting in this capacity, the Board does not have a charter.

In considering and determining executive and director compensation, our board of directors reviews compensation that is paid by other similar public companies to its officers and takes that into consideration in determining the compensation to be paid to the Company’s officers.  The board of directors also determines and approves any non-cash compensation to any employee.  The Company does not engage any compensation consultants to assist in determining or recommending the compensation to the Company’s officers or employees.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer during our last completed fiscal year; and (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2009 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year (collectively, the Named Executives).

Name and Principal Position	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation (3)	Total
John Galt, Executive Chairman (1)	2009	-	-	-	-	$45,000	$45,000

Russ Earnshaw, President, Director (1)	2009	-	-	-	-	$50,000	$50,000

Chris Ursitti, Chief Executive Officer, Director (1)	2009	-	-	-	-	35,000	35,000

Sean Entin, Chief Marketing Officer, Director (1)	2009	-	-	-	-	$45,000	$45,000

Justin Farry, Chief Financial Officer (1)	2009	$8,881	-	-	-	$21,932	$30,813

Cindy Kostoff, Chief Executive Officer, Director (2)	2009	-	-	-	-	-	-
	2008	-	-	-	-	-	-

Mary Ann Nester, Director (2)	2009	-	-	-	-	-	-
	2008	-	-	-	-	-	-

(1) Appointed January 7, 2010.

(2) Resigned January 7, 2010.

(3) Compensation paid as Independent Consultants

Compensation Policy. Our Company’s executive compensation plan is based on attracting and retaining qualified professionals who possess the skills and leadership necessary to enable our Company to achieve earnings and profitability growth to satisfy our stockholders. We must, therefore, create incentives for these executives to achieve both Company and individual performance objectives through the use of performance-based compensation programs. No one component is considered by itself, but all forms of the compensation package are considered in total. Wherever possible, objective measurements will be utilized to quantify performance, but many subjective factors still come into play when determining performance.

Compensation Components. As an early-stage development company, the main elements of our compensation package consist of base salary, stock options and bonus.

Base Salary. As we continue to grow and financial conditions improve, these base salaries, bonuses and incentive compensation will be reviewed for possible adjustments. Base salary adjustments will be based on both individual and Company performance and will include both objective and subjective criteria specific to each executive’s role and responsibility with the Company.

Compensation of Directors

At this time, directors receive no remuneration for their services as directors of the Company, nor does the Company reimburse directors for expenses incurred in their service to the Board of Directors.  The Company does not expect to pay any fees to its directors for the 2010 fiscal year.

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

On January 4, 2010, the Company entered into employment agreements with its executive officers, John Galt, Russ Earnshaw, Chris Ursitti, Sean Entin and Justin Farry.

Each employment agreement provides for a four year term with minimum annual base salary of $150,000, with the exception of Mr. Farry’s which provided a minimum annual salary of $160,000.  Under the agreements, the executives will be subject to traditional non-competition and employee non-solicitation restrictions while they are employed by the Company and for a period of one year thereafter, or two years if the executive resigns.  If the Company terminates the employment agreement without Cause prior to the expiration of its term, or the Executive terminates the agreement for “Good Reason” (as that term is defined in the employment agreement) the Executive shall be entitled to receive any earned but unpaid compensation due to them under the agreement.  Upon a change-in-control of the Company, the executives employment agreements will have been terminated for “Good Reason”.

Employee Options

Please refer to the disclosures set forth in Item 5.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Common Stock as of March 31, 2010 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our named executive officers (as defined in Item 403(a) of Regulation S-K under the Securities Act), and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
John Galt	1,899,298	8.40%
Robert Russ Earnshaw	1,798,271	7.96%
Chris Ursitti	1,737,655	7.69%
Sean Entin (3)	1,723,614	7.63%
Justin Farry (4)	55,000	0.24%
Roy Pharis	2,404,430	10.64%
Keith Miles	2,404,430	10.64%
Emissary Capital Group, LLC (5)	1,000,000	4.42%
All Directors and Executive Officers as a Group (5 persons)	7,213,838	31.92%

(1) "Beneficial Owner" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares, underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.  The mailing address for all officers and directors is 5171 Santa Fe Street, Suite I, San Diego, California 92109.

(2) For each shareholder, the calculation of percentage of beneficial ownership is based upon 22,150,036 shares of Common Stock outstanding as of March 31, 2010, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

(3) Includes 50,000 shares held by Mr. Entin’s minor daughter, Savannah Entin, of which he has voting and dispositive power.

(4) Includes 40,000 options which vested on January 7, 2010

(5) Does not include 285,000 shares held by Amit Tandon and 285,000 shares held by Ajay Tandon who share voting and dispositive voting power over Emissary Capital Group, LLC.  The address for Emissary Capital Group, LLC is 420 Lexington Avenue, Suite 300 New York, New York 10170.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On October 8, 2008, the Company issued an unsecured promissory note (the “Note”) to Pacific Consortium Investments (“Pacific”) in the amount of $300,000. Interest accrues on the note at the rate of 5% per annum. Under the term of the Note, the Company shall make 36 monthly payments beginning on June 15, 2010.  Subsequent to execution of the Note, Pacific advanced the Company additional amounts totaling $100,000 each during each of the years ended December 31, 2008 and 2009 which is treated as additional borrowings under the Note. The controlling party of Pacific is Roy Pharis, a shareholder of the Company.

In 2008, the Company borrowed $15,000 from a shareholder, Roy Pharis. In 2009, the Company borrowed an additional $30,000 from the same shareholder.  The $45,000 borrowed was paid in full in July 2009. There was no interest on the note.

In 2007, the Company issued a note payable to a shareholder in the amount of $19,351 to Robert Russ Earnshaw, its President. During 2008 the Company received additional funds from the same party in the amount of $9,719. During the year ended December 31, 2009, the Company received additional funds from the same party in the amount of $8,518.  This note is unsecured, non-interest bearing, and due on demand.

During the year ended December 31, 2009, the Company issued an unsecured note payable in the amount of $300,000 and received an additional unsecured loan in the amount of $56,154 from Chris Ursitti, a principal shareholder and Chief Executive Officer.  The note has a stated interest rate of 4%, with interest payments due monthly, and is due upon receipt of equity financing by the Company of at least $5 million.  The loan is due on demand and non-interest bearing.

The Company subleases its building from an entity in which John Galt, the Company’s Executive Chairman, is a  shareholder.  For the period August 1, 2008 through May 31, 2009, the Company had a month to month lease.  The Company has a non-cancelable operating lease beginning June 1, 2009 that expires on July 31, 2013. Rent expense to the shareholder for the building for the years ended December 31, 2009 and 2008 was $67,820 and $27,675, respectively.

Director Independence

Currently, we have no independent directors on our Board of Directors, and therefore have no formal procedures in effect for reviewing and pre-approving any transactions between us, our directors, officers and other affiliates. We will use our best efforts to insure that all transactions are on terms at least as favorable to the Company as we would negotiate with unrelated third parties.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees billed to the Company for the audits and other services provided by its independent registered public accounting firm for fiscal 2009 and 2008.

	Fiscal 2009	Fiscal 2008

Audit fees (1)	$25,000(1)	$40,000(2)
Audit-related fees	--	--
Tax fees	1,000	820
All other fees	--	--
	$26,000	$40,820

(1)         Also includes fees to be billed in fiscal 2010 for fiscal 2009.

(2)         Also includes fees billed in fiscal 2009 for fiscal 2008 and fiscal 2007.

Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our consolidated annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that are normally provided by our independent public accountants in connection with our statutory and regulatory filings or engagements.

Audit Related Fees consist of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and the financial statements of our subsidiary that were not otherwise included in Audit Fees.

Tax Fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

All Other Fees consist of the aggregate fees billed for products and services provided by our independent public accountants and not otherwise included in Audit Fees, Audit Related fees or Tax Fees.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services

The Board of Directors, which performs the equivalent functions of an Audit Committee has the responsibility of appointing the independent audit firm and overseeing their work. The Board of Directors, which performs the equivalent functions of an Audit Committee pre-approves all audit and related services. Should the Board of Directors pre-approve any services other than audit and related services, it evaluates whether the services would compromise the auditor's independence.

Of the services provided in fiscal 2009 and 2008, all fees and services were pre-approved by the The Board of Directors, which performs the equivalent functions of an audit committee.

PART IV

ITEM 15.  EXHIBITS

(a)	Exhibits

2.1	Agreement and Plan of Share Exchange, by and among Custom Q, Inc., Green House Holdings, Inc., and the Shareholders of Green House Holdings, Inc. dated as of January 7, 2010. (1)
3.1	Amended and Restated Articles of Incorporation of GreenHouse Holdings, Inc. (1)
4.1	Form of Subscription Agreement of GreenHouse Holdings, Inc. (1)
10.1	Form of Employment Agreement (1)
10.2	2010 Equity Incentive Plan (1)
10.3	Share Exchange Agreement between Green House Holdings, Inc. and. R. Squared Contracting, Inc., d/b/a GreenHouse dated September 20, 2009. (1)
10.4	Form of R-Squared Contracting Bridge Note (1)
10.5	E-Fuel Limited Exclusive Distributor Agreement between E-Fuel Corporation and GreenHouse dated January 4, 2009 (1)
10.6	Placement Agent Agreement with Hallmark Investments, Inc. (1)
21.1	Subsidiaries of GreenHouse Holdings , Inc. (1)
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

(1)  Incorporated by reference to the Company’s registration statement on Form 8-K, filed with the Securities Commission on January 13, 2010, as amended.

* Filed herewith,

(b) Reports on Form 8-K.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 14, 2010

GREENHOUSE HOLDINGS, INC.

By:	/s/ Chris Ursitti
Name: Chris Ursitti
Title: Chief Executive Officer

By:	/s/ Justin Farry
Name: Justin Farry
Title: Chief Financial Officer

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For The Years Ended December 31, 2009 and 2008

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-1 to F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-3 to F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Shareholders’ Equity (Deficit)	F-6

Consolidated Statements of Cash Flows	F-7 to F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-9 to F-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Green House Holdings, Inc. and Subsidiary
San Diego, California

We have audited the consolidated balance sheet of Green House Holdings, Inc. and Subsidiary  (the “Company”), as of December 31, 2009, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green House Holdings, Inc. at December 31, 2009, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $2,108,070, a net loss and net cash used in operations of $1,686,789 and $830,101, respectively, for the year ended December 31, 2009.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PKF
San Diego, California	PKF
April 14, 2010	Certified Public Accountants
A Professional Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GreenHouse Holdings, Inc.
(Formerly R Squared Contracting, Inc.)
San Diego, California

We have audited the accompanying balance sheet of GreenHouse Holdings, Inc. (formerly R Squared Contracting, Inc.) (the “Company”) as of December 31, 2008 and the related statements of operations, shareholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Li & Company, PC
Li & Company, PC

Skillman, New Jersey
January 3, 2010

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

	2009	2008
ASSETS
Current assets:
Cash	$3,869	$-
Accounts receivable	887,503	109,399
Prepaid expenses	15,260	-
Deferred issuance costs	152,740	-
Other receivables	300	2,000

Total current assets	1,059,672	111,399

Property and equipment, net	165,953	156,243
Non-current assets:
Security deposit	6,000	6,000
Distribution rights	500,000	-
Total assets	$1,731,625	$273,642

The accompanying notes are an integral part of the financial statements.

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (CONTINUED)
December 31, 2009 and 2008

	2009	2008
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$588,958	$49,562
Accrued expenses	213,397	22,482
Billings in excess of cost and estimated earnings	999,091	124,177
Current portion of notes payable	12,914	7,656
Current portion of notes payable, related parties	273,660	110,568

Total current liabilities	2,088,020	314,445

Notes payable, net of current portion	794,033	34,416
Notes payable, net of current portion, related parties	945,082	333,502

Total liabilities	3,827,135	682,363

Commitments and contingencies (Note 9)

Shareholders' deficit:
Common stock, no par value, 1,000,000 shares authorized, 800,000 shares issued and outstanding at December 31, 2009 and 2008	12,560	12,560
Accumulated deficit	(2,108,070)	(421,281)

Total shareholders' deficit	(2,095,510)	(408,721)

Total liabilities and shareholders' deficit	$1,731,625	$273,642

The accompanying notes are an integral part of the financial statements.

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009 and 2008

	2009	2008

Revenues	$4,490,186	$357,546

Cost of goods sold	2,753,743	252,988

Gross profit	1,736,443	104,558

Operating expenses:
Compensation	1,257,090	273,282
Selling, general and administrative	2,100,276	258,055

Total operating expenses	3,357,366	531,337

Loss from operations	(1,620,923)	(426,779)

Other expense:
Interest	(63,747)	(2,375)

Loss before income taxes	(1,684,670)	(429,154)

Provision for income taxes	2,119	-

Net loss	$(1,686,789)	$(429,154)

Basic net loss per common share	$(2.11)	$(4.21)

Weighted average number of common shares outstanding - basic	800,000	101,918

The accompanying notes are an integral part of the financial statements.

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)
For the Years Ended December 31, 2009 and 2008

	Common Shares	Amount	Retained Earnings (Accumulated Deficit)	Total

Balance, December 31, 2007	100,000	$1,570	$7,873	$9,443

Common stock issued for services	476,000	7,473	-	7,473

Common stock issued for property and equipment	224,000	3,517	-	3,517

Net loss	-	-	(429,154)	(429,154)

Balance, December 31, 2008	800,000	12,560	(421,281)	(408,721)

Net loss	-	-	(1,686,789)	(1,686,789)

Balance, December 31, 2009	800,000	$12,560	$(2,108,070)	$(2,095,510)

The accompanying notes are an integral part of the financial statements.

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(1,686,789)	$(429,154)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	43,127	15,971
Common stock issued for services	-	7,473
Changes in operating assets and liabilities:
Accounts receivable	(778,104)	(109,399)
Prepaid expenses	(15,260)	-
Other receivables	1,700	(2,000)
Security deposit	-	(5,400)
Accounts payable	539,396	21,104
Accrued expenses	190,915	(22,760)
Billings in excess of cost and estimated earnings	874,914	124,177
Net cash flows used in operating activities	(830,101)	(399,988)

Cash flows from investing activities:
Purchase of property and equipment	(26,550)	(143,648)
Net cash flows used in investing activities	(26,550)	(143,648)

Cash flows from financing activities:
Deferred issuance costs	(152,740)	-
Payments on notes payable	(11,412)	(2,806)
Payments on notes payable, related parties	(66,926)	-
Proceeds from notes payable	750,000	44,878
Proceeds from notes payable, related parties	341,598	424,719
Net cash flows provided by financing activities	860,520	466,791
Net increase (decrease) in cash	3,869	(76,845)
Cash at beginning of year	-	76,845
Cash at end of year	$3,869	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$13,341	$-
Income taxes	$2,119	$-

The accompanying notes are an integral part of the financial statements.

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Years Ended December 31, 2009 and 2008

	2009	2008
Non-cash investing and financing activities:
Purchase of vehicle from proceeds of note payable	$26,287	$-
Common stock issued for property and equipment	$-	$3,517
Notes payable to related parties for acquisition of distribution rights	$500,000	$-

The accompanying notes are an integral part of the financial statements.

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

NOTE 1 - ORGANIZATION AND OPERATIONS

R Squared Contracting, Inc. (“R Squared”) was incorporated in the State of California on January 2, 2007.  Green House Holdings, Inc. (“GHH” or the “Company”) was organized under the laws of the State of Nevada on September 18, 2009.  On September 20, 2009, a securities exchange agreement was entered into by and among GHH and R Squared and all of the equity holders of R Squared (“R Squared Shareholders”).  Under this agreement, GHH acquired all of the issued and outstanding shares of R Squared from the R Squared Shareholders in exchange for an aggregate of 800,000 shares of GHH common stock.  R Squared became a wholly owned subsidiary of GHH and the 800,000 shares represent 100% of the total outstanding shares of GHH.  R Squared is the only subsidiary of GHH and GHH does not have any operations outside of R Squared.  For purposes of presentation, the consolidated balance sheets as of December 31, 2009 and 2008 and the consolidated results of operations for the year then ended have been presented for R Squared as the reporting entity.  The consolidated financial statements as of and for the years ended December 31, 2009 and 2008 represent full years of operations of R Squared.

The Company is based in San Diego, California and is a provider of energy efficiency products and technologies to the residential, commercial and industrial building markets. The Company is also a provider of Ethanol fuel and Ethanol production technologies to residential, corporate and government customers.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Significant estimates included in these financial statements are revenue recognition on uncompleted contracts and billings in excess of costs and estimated earnings. These estimates are based on the ratio of actual costs incurred to date bear to estimated costs at completion.  It is at least reasonably possible that a change in these estimates will occur in the near term.

New accounting pronouncement

The Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”), which became the single official source of authoritative, nongovernmental GAAP. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the SEC. All other literature became non-authoritative. ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consolidation

The consolidated financial statements include the accounts of GHH and it’s wholly owned subsidiary R Squared.  All material intercompany balances have been eliminated in consolidation.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Accounts receivable

The Company grants unsecured credit to individuals primarily located in Southern California.  Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expenses, if any.  At December 31, 2009 and 2008, the allowance for doubtful accounts is $0.

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any off-balance-sheet credit exposure to its customers.

Deferred issuance costs

The Company has certain deferred issuance costs consisting of legal and other expenses relating to the issuance of additional equity securities which began to be issued in January 2010 (See Note 11).

Property and equipment

Property and equipment are recorded at cost.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives ranging from 3 years to 5 years.  Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.  Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of long-lived assets

The Company has adopted FASB ASC 360, Property, Plant, and Equipment, for its long-lived assets.  The Company’s long-lived assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of December 31, 2009 or 2008.

Fair value of financial instruments

FASB ASC 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FASB ASC 820 states that a fair value measurement should be determined based on the assumptions the market participants would use in pricing the asset or liability.  In addition, FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the types of valuation information (“inputs”) are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The three broad levels defined by FASB ASC 820 hierarchy are as follows:

Level 1 – quoted prices for identical assets or liabilities in active markets.

Level 2 – pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date.

Level 3 – valuations derived from methods in which one or more significant inputs or significant value drivers are unobservable in the markets. These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment to estimation.

Valuations based on unobservable inputs are highly subjective and require significant judgments.  Changes in such judgments could have a material impact on fair value estimates.  In addition, since estimates are as of a specific point in time, they are susceptible to material near-term changes.  Changes in economic conditions may also dramatically affect the estimated fair values.

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair value of financial instruments (Continued)

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable, and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2009 or 2008, nor gains or losses are reported in the consolidated statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the years ended December 31, 2009 or 2008.

Revenue recognition

In accordance with FASB ASC 605, Revenue Recognition, contract revenues are recognized using the percentage of completion method in the ratio that costs incurred bear to estimated costs at completion. Adjustments to contract cost estimates are made in the periods in which the facts which require such revisions become known. Unapproved change orders are not considered as part of the contract until it has been approved by the customer. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. If final total cost is anticipated to exceed the contract amount, the excess of cost over contract amount is immediately recognized as a loss on the contract.

Customer Billings

The Company classifies cumulative customer billings that exceed the sum of total contract cost plus the gross profit earned to date as billings in excess of cost and estimated earnings.

Income taxes

The Company follows FASB ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period of enactment.

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income taxes (Continued)

The Company adopted the application of uncertain tax positions of FASB ASC 740, Income Taxes, during 2009.  The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FASB ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  At the date of adoption, and as of December 31, 2009, the Company does not have a liability for unrecognized tax uncertainties.

The Company's policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2009, the Company has no accrued interest or penalties related to uncertain tax positions.

Advertising

Advertising expense is comprised of media, agency and promotion costs.  Advertising expenses are charged to operations as incurred.  Advertising expenses charged to operations totaled $19,033 and $24,558 for the years ended December 31, 2009 and 2008, respectively.

Net loss per common share

Net loss per common share is computed pursuant to FASB ASC 260, Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2008.  As of December 31, 2009, there were 606,693 potentially dilutive shares related to the convertible debt (Note 7).  However, the convertible debt shares are considered to be anti-dilutive and are not included in the calculation of net loss per share.

Reclassifications

Certain amounts on the prior year’s financial statements have been reclassified to conform to the current year’s presentation.

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently issued accounting pronouncements

In October 2009, the FASB issued ASU No. 2009-13  “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1)”.  This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction.  This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements. This standard is effective for fiscal years beginning on or after June 15, 2010.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”.  This Update amends Subtopic 820-10 that require new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends Subtopic 820-10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In February, 2010, the FASB issued ASU No. 2010-09, “Subsequent Events”, which amended ASC 855-10 and states an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and SEC requirements.  The amendment in this update is effective for interim or annual periods ending after June 15, 2010.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $2,108,070 at December 31, 2009, a net loss and net cash used in operations of $1,686,789 and $830,101, respectively, for the year ended December 31, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

NOTE 3 - GOING CONCERN (Continued)

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, raise additional capital, and generate sufficient revenues.  In January through April 14, 2010, the Company raised $865,000 through the issuance of equity securities (See Note 11).  Management believes that the actions presently being taken to further implement its business plan, raise additional capital, and generate revenues provide the opportunity for the Company to continue as a going concern, but there can be no assurances to that effect.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2009 and 2008 consisted of:

	2009	2008
Vehicles	$102,477	$76,190
Leasehold improvements	94,436	94,436
Furniture and equipment	10,873	10,873
	207,786	181,499
Less: accumulated depreciation and amortization	(68,383)	(25,256)
Project in process	26,550	-
Property and equipment, net	$165,953	$156,243

Depreciation and amortization expense for the years ended December 31, 2009 and 2008 was $43,127 and $15,971 respectively.

The carrying amount of the vehicles, that serve as collateral on the vehicle loans, is $67,597 and $59,177 at December 31, 2009 and 2008, respectively.

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

NOTE 5 - DISTRIBUTION RIGHTS

Pursuant to an agreement dated January 14, 2009 between the Company and E-Fuel Corporation (“E-Fuel”), (the “Distribution Agreement”), the Company acquired exclusive rights to distribute E-Fuel equipment, parts and accessories used in the production of ethanol for certain counties in the state of California.  The term of the Distribution Agreement is for three years and may be extended for an additional one year term by the mutual written consent of the Company and E-Fuel. Under the terms of the Agreement, the Company is required to order minimum quantities (See Note 9). The Company paid E-Fuel a $500,000 distribution fee to acquire the limited exclusive distribution rights. The distribution fee will be amortized using the straight-line method over the initial three year term of the Distribution Agreement; beginning when the Company completes its beta testing of the E-Fuel equipment.  The Company anticipates yearly amortization expense to be approximately $167,000.

NOTE 6 - BILLINGS IN EXCESS OF COST AND ESTIMATED EARNINGS

Billings in excess of cost and estimated earnings as of December 31, 2009 and 2008 consist of the following:

	2009	2008
Costs incurred on uncompleted contracts	$378,986	$43,919
Estimated earnings	190,290	4,675
	569,276	48,594
Less: billings to date	1,568,367	172,771
Billings in excess of cost and estimated earnings	$(999,091)	$(124,177)

As of December 31, 2009 and 2008, there was a backlog of approximately $547,000 and $111,000, respectively.

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

NOTE 7 - NOTES PAYABLE

Notes payable at December 31, 2009 and 2008 consisted of:

	2009	2008
Vehicle loans	$56,947	$42,072
Convertible notes	750,000	-
Related party promissory notes	1,218,742	444,070
Total long-term debt	2,025,689	486,142
Less: current portion	286,574	118,224
Long-term portion	$1,739,115	$367,918

Minimum future obligations under the notes payable as of December 31, 2009 are as follows:

Year Ending
December 31,
2010	$286,574
2011	647,673
2012	995,773
2013	94,617
2014	1,052
$2,025,689

Vehicle loans

In 2008, the Company purchased two vehicles that were financed through GMAC. Interest on the GMAC loans is 9.75% per annum and monthly payments approximate $950.  Final payments for both loans are due in July 2013.  In 2009, the Company purchased one vehicle that was financed through Ford Motor Credit.  Interest on the Ford Motor Credit loan is 10.89% per annum and monthly payments approximate $570.  Final payment on the loan is due in May 2014.  The vehicle loans are secured by the vehicles.

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

NOTE 7 - NOTES PAYABLE (Continued)

Convertible notes

During the year ended December 31, 2009, the Company issued $750,000 of unsecured convertible notes payable (the “Convertible Notes”) to investors. The Convertible Notes are due and payable on the earlier of (1) 24 months from the date of issuance or (2) upon receipt of financing by the Company, whether by debt or equity, of gross proceeds of at least $3 million. The Convertible Notes accrue interest at the rate of 8% per annum. Interest is payable semi annually in cash.  Accrued interest at December 31, 2009 was $21,033.  Should the Company complete any financings, debt or equity, which include any equity component or provide for a right to convert into equity, and if the entire principal of the loan remains outstanding, the investors shall have the option to convert, on an all-or-none basis, the entire principal and outstanding interest of the Convertible Notes into said financing at a price equal to 85% of the purchase price of said financing.  All of the Convertible Notes were converted to common stock in January 2010 (See Note 11).

Related party promissory notes

On October 8, 2008, the Company issued an unsecured promissory note (the “Note”) to Pacific Consortium Investments (“Pacific”) in the amount of $300,000. Interest accrues on the note at the rate of 5% per annum. Under the term of the Note, the Company shall make 36 monthly payments beginning on June 15, 2010.  Subsequent to execution of the Note, Pacific advanced the Company additional amounts totaling $100,000 each during each of the years ended December 31, 2008 and 2009 which is treated as additional borrowings under the Note. The controlling party of Pacific is a shareholder of the Company.

In 2008, the Company borrowed $15,000 from a Company executive. In 2009, the Company borrowed an additional $30,000 from the same executive.  The $45,000 borrowed was paid in full in July 2009. There was no interest on the note.

In 2007, the Company issued a note payable to a shareholder in the amount of $19,351. During 2008 the Company received additional funds from the same party in the amount of $9,719. During the year ended December 31, 2009, the Company received additional funds from the same party in the amount of $8,518.  This note is unsecured, non-interest bearing, and due on demand.

During the year ended December 31, 2009, the Company issued an unsecured note payable in the amount of $300,000 and received an additional unsecured loan in the amount of $56,154 from its principal shareholder and Chief Executive Officer.  The note has a stated interest rate of 4%, with interest payments due monthly, and is due upon receipt of equity financing by the Company of at least $5 million.  The loan is non-interest bearing.

During the year ended December 31, 2009, the Company issued an unsecured note payable in the amount of $100,000 to a shareholder.  Principal of $100,000 plus a one-time interest payment of $10,000 is due on May 28, 2010.

During the year ended December 31, 2009, the Company issued two unsecured notes payable of $100,000 each to shareholders.  These notes are due on December 31, 2011 and are non-interest bearing.

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

NOTE 7 - NOTES PAYABLE (Continued)

Related party promissory notes (Continued)

During the year ended December 31, 2009, the Company issued an unsecured note payable in the amount of $25,000 to a shareholder.  This note is payable upon receipt of equity financing by the Company and is non-interest bearing. The note holder will receive 15,000 shares of common stock upon receipt of equity financing by the Company.

NOTE 8 - SHAREHOLDERS’ EQUITY

On December 31, 2008, the Company issued 224,000 shares for furniture and equipment valued at $3,517, the value of the equipment.

On December 31, 2008, the Company issued 476,000 shares for consulting services.  The Company recorded consulting fee expense of $7,473 based on the fair value of the common stock on the date of issuance.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Distribution agreement

Pursuant to the Distribution Agreement (Note 5), the Company will be  required to order a minimum number of units of the E-Fuel equipment which will be determined upon completion of the beta testing. The Company is not required to purchase any units of E-Fuel equipment until the Company completes its beta testing of the E-Fuel equipment.

Operating lease

The Company subleases its building from a shareholder.  For the period August 1, 2008 through May 31, 2009, the Company had a month to month lease.  The Company has a non-cancelable operating lease beginning June 1, 2009 that expires on July 31, 2013.

At December 31, 2009, future minimum lease payments under this lease are as follows:

Year Ending
December 31,
2010	$69,268
2011	71,346
2012	73,486
2013	43,608
Total minimum lease payments	$257,708

Rent expense to the shareholder for the building for the years ended December 31, 2009 and 2008 was $67,820 and $27,675, respectively.

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

Legal proceedings

The Company is subject to one legal proceeding that is discussed below.  The Company does not believe it has a potential liability related to the current legal proceeding that could have a material adverse effect on its financial condition, liquidity or results of operations. However, the result of the legal proceeding cannot be predicted with certainty. Should the Company fail to prevail in this legal matter, then the operating results could be materially adversely affected.

On September 3, 2009, the Company was served with a complaint filed by a former employee/ shareholder, Keith Miles, in the San Diego Superior Court (Keith Miles v. R Squared Contracting, Inc., dba Greenhouse Builders; Robert Russell Earnshaw; John Galt; Galt Corp.   In this complaint, Mr. Miles asserts that the manner and procedures used to terminate Mr. Miles were not in accordance with the Management Agreement and Shareholder Agreement executed among the relevant parties. In connection therewith, Mr. Miles seeks: Declaratory Relief, Breach of Contract, Breach of Fiduciary Duty, Constructive Trust, Accounting and Claim and Delivery.

This matter was settled for $500,000 in March 2010.  As a term of the settlement, Robert Russell Earnshaw, John Galt, and Galt Corp., who are shareholders and executives of the Company, will buy back a certain number of Mr. Miles’ shares of the Company.  The Company is the guarantor of the payments.  It is not expected that the Company will incur any expense in relation to this settlement.  Accordingly, the Company has not recorded an accrual for this settlement at December 31, 2009.

NOTE 10 - INCOME TAXES

For the year ended December 31, 2008 and from January 1, 2009 through September 17, 2009, the Company was a Subchapter S-Corporation (“Sub-S”).  Under a Sub-S, income and losses of the Company flow through to the shareholders and the Company does not incur federal income taxes.  For state income tax purposes, the Company is subject to a 1.5% California tax.  As a result, the Company had no provision for income taxes or deferred tax assets or liabilities as of and for the year ended December 31, 2008 or as of and for the period ended September 17, 2009.  On September 18, 2009, the Company became a C-Corporation and is subject to federal and state income taxes.  The Company’s tax returns are prepared on the cash basis of accounting whereby, revenues are recognized when received and expense is deducted when paid.

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

NOTE 10 - INCOME TAXES (Continued)

The provision for income taxes consisted of the following for the year ended December 31, 2009:

Current provision:
Federal	$-
State	2,119
2,119
Deferred expense:
Federal	-
State	-
Total provision for income taxes	$2,119

Deferred taxes consisted of the following as of December 31, 2009:

Deferred tax assets:
Net operating loss carryforwards	$90,000
Adjustment for cash basis tax return	367,000
Gross deferred tax assets	457,000
Deferred tax liabilities:
Depreciation and other	(6,000)
Less valuation allowance	(451,000)
Net deferred tax assets	$-

A reconciliation of the effective tax with the federal statutory rate is as follows as of December 31, 2009:

Expected Income tax (benefit) expense at 35% statutory rate	$(590,000)
Less non-taxable S- Corp loss	344,000
Change in valuation allowance	451,000
Nondeductible expenses	2,000
Deferred tax upon electing C-Corp status	(167,000)
State income taxes	(37,881)
Actual tax expense	$2,119

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

NOTE 10 - INCOME TAXES (Continued)

A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance of $451,000.  The valuation allowance increased by $451,000 and $0 for the years ended December 31, 2009 and 2008, respectively.

At December 31, 2009, the Company has a federal income tax net operating loss carryforward of approximately $221,000.  The federal net operating loss carryforward expires in 2029.  At December 31, 2009, the Company has approximately $223,000 of California net operating loss carry forwards that begin to expire in 2028.  During 2008, the State of California enacted legislation which limits the use of operating loss and tax credit carryforwards to offset income for 2008 and 2009.

Use of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated all events that occurred after the balance sheet date of December 31, 2009 through April 14, 2010, the date when the financial statements were issued, to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Legal proceedings

The Keith Miles matter (Note 9) was settled on March 17, 2010 for a total settlement amount of $500,000.  Per the Settlement Agreement, the Company is a signatory to the Settlement Agreement for the sole and limited purpose of securing and guaranteeing the settlement payments.  Should the defendants, excluding GreenHouse Holdings, Inc., fail to timely remit any payments, the Company will be required to remit the entire outstanding amount.  The defendants have access to sufficient capital and it is not expected that the Company will incur any expense or payments in regards to this settlement.

In March 2010, the Company was threatened with litigation by SalesForce.com, Inc., a San Diego based software licensing company.  The threatened action alleges the Company’s failure to remit payment in the amount of $75,000 for software licenses purportedly provided by SalesForce.com, Inc. The Company believes it has defenses in this litigation and if the Company does not prevail, the Company believes it will be able to negotiate a settlement with SalesForce.com, Inc. for an amount lower than the $75,000.

Convertible notes

In conjunction with the offering of the Units noted below, the holders of the Convertible Notes (Note 7) were given the opportunity to convert their notes into shares of common stock at a price of $1.275 per share, prior to the occurrence of the terms stated in the Convertible Notes.  All of the holders of the Convertible Notes, which were recorded at $750,000 at December 31, 2009, elected to convert their notes, and accrued interest of $23,533, into approximately 606,693 shares of the Company’s common stock.

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

NOTE 11 - SUBSEQUENT EVENTS (Continued)

Reverse merger

On January 7, 2010, GreenHouse Holdings, Inc., f/k/a Custom Q, Inc. (“GreenHouse”) approved an amendment to its Articles of Incorporation (the “Amendment”) to change its name to GreenHouse Holdings, Inc. and to effect a forward-split such that 5 shares of common stock were issued for every 1 share of common stock issued and outstanding immediately prior to filing of the Amendment (the “Forward Split”).  On January 7, 2010, GreenHouse entered into an Agreement and Plan of Share Exchange (the “Exchange Agreement”) with Green House Holdings, Inc., a Nevada corporation (“GHH” or the “Company”), and the stockholders of GHH whereby GreenHouse acquired all of the issued and outstanding common stock of GHH in exchange (the “Exchange”) for 19,800,000 newly issued shares of common stock and options to purchase 784,000 shares of common stock (after giving effect to the Forward Split) of GreenHouse. As a result, the Company completed a reverse merger in which GreenHouse merged with the Company and the Company became a wholly-owned subsidiary of GreenHouse (the “Merger”).

Immediately prior thereto, GHH consummated a Stock Purchase Agreement with Cindy Kostoff, GreenHouse’s principal shareholder and officer and director, whereby GHH acquired 4,000,000 of GreenHouse’s 4,240,000 outstanding shares from Ms. Kostoff for the purchase price of $250,000.  Simultaneously therewith, GreenHouse accepted subscriptions in an offering of its units comprised of 16,667 shares of common stock and warrants to purchase an additional 5,500 shares common stock at an exercise price of $2.50 per share and expiring in three years (the ”Units”) offered pursuant to Regulation D of the Securities Act of 1933, as amended. GreenHouse sold an aggregate of 19 Units for a total of $475,000.  Management does not believe that the value of the warrants will have a material impact on its consolidated financial position, results of operations or cash flows.

As part of the Amendment, GreenHouse authorized the issuance of 300,000,000 shares of common stock $.001 par value per share, of which 21,316,667 shares were outstanding on January 7, 2010.  GreenHouse also authorized the issuance of 10,000,000 shares of preferred stock $.001 par value per share, of which no shares were outstanding on January 7, 2010.

Upon completion of the Merger, the officers and directors of GreenHouse resigned and the current officers and directors of the Company were appointed officers and directors of GreenHouse.  The Merger will be accounted for as a reverse acquisition with the Company as the accounting acquirer and GreenHouse as the accounting acquiree.  GreenHouse is subject to the public reporting requirements of the Securities Exchange Act of 1934, as amended.

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

NOTE 11 - SUBSEQUENT EVENTS (Continued)

2010 equity plan

In January 2010, the Company adopted the 2010 Equity Incentive Plan (the “2010 Plan”).  The 2010 Plan is intended to promote the interests of the Company by attracting and retaining exceptional employees, consultants, directors, officers and independent contractors (collectively referred to as the “Participants”), and enabling such Participants to participate in the long-term growth and financial success of the Company.  Under the 2010 Plan, the Company may grant stock options, which are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights, and restricted stock awards, which are restricted shares of common stock. The Company reserved a total of 2,000,000 shares of common stock for issuance under the 2010 Plan.  Generally, the 2010 Plan provides for options with terms of 10 years.

In January 2010, the Company granted 240,000, 76,000, and 468,000 options to purchase Company common stock to the Chief Financial Officer, a key consultant, and certain employees and consultants, respectively.  These options vest through January 1, 2013 and the exercise price ranges from $1.50 to $2.50 per share.

Private offering of equity securities

Subsequent to the reverse merger, GreenHouse accepted subscriptions in an offering of its units comprised of 16,667 shares of common stock and warrants to purchase an additional 5,500 shares common stock at an exercise price of $2.50 per share and expiring in three years (the ”Units”) offered pursuant to Regulation D of the Securities Act of 1933, as amended. GreenHouse sold an aggregate of 15.6 Units for a total of $390,000.  Management does not believe that the value of  the warrants will have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE 12 - UNAUDITED PRO FORMA COMBINED INFORMATION

The following unaudited pro forma combined financial statements are presented to illustrate the estimated effects of the Exchange, the issuance of the Units and the conversion of the convertible notes.  The unaudited pro forma financial statements were prepared using the historical financial statements of the GreenHouse and GHH.

The unaudited pro forma combined balance sheet as of December 31, 2009 combines the audited balance sheet of the Company as of December 31, 2009 and the unaudited balance sheet of GreenHouse as of December 31, 2009 and assumes that the Exchange was consummated on December 31, 2009.

The unaudited pro forma combined statements of operations for the year ended December 31, 2009 assumes that the Exchange was consummated at the beginning of the period presented.  The unaudited pro forma combined statement of operations for the year ended December 31, 2009 combines the audited statement of operations of the Company for the year ended December 31, 2009 with the unaudited statement of operations of GreenHouse for the year ended December 31, 2009.

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

The information presented in the unaudited pro forma condensed combined financial statements does not purport to represent what the Company’s financial position or results of operations would have been had the Exchange occurred as of the dates indicated, nor is it indicative of our future financial position or results of operations for any period.  You should not rely on this information as being indicative of the historical results that would have been achieved had the companies always been combined or the future results that the combined company will experience after the Exchange.

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

NOTE 12 - UNAUDITED PRO FORMA COMBINED INFORMATION (Continued)

The unaudited pro forma adjustments are based upon available information and certain assumptions that management believes are reasonable under the circumstances.

The merger of a private operating company into a non-operating public shell corporation with nominal net assets is considered to be a capital transaction, in substance, rather than a business combination, for accounting purposes. Accordingly, the Company treated this transaction as a capital transaction without recording goodwill or adjusting any of its other assets or liabilities. The consideration in the amount of $250,000 paid to the former stockholder of GreenHouse was recorded as an Other Expense item and included in the Company’s pro forma net loss for the year ended December 31, 2009.

UNAUDITED PRO FORMA COMBINED BALANCE SHEET
December 31, 2009
		Green House
		Holdings
		(f/k/a Custom		Pro
	GHH	Q, Inc.)	Pro Forma	Forma
	Historical	Historical	Adjustments	Notes	Combined
ASSETS
Cash	$3,869	$1,705	$475,000	a	$146,353
			(250,000)	b
			(84,221)	e
Accounts receivable	887,503	681	-		888,184
Prepaid expenses	15,260	-	-		15,260
Deferred issuance costs	152,740	-	(152,740)	f	-
Other receivables	300	-	-		300

Total current assets	1,059,672	2,386	(11,961)		1,050,097

Property and equipment, net	165,953	442	-		166,395

Other assets	-	-	250,000	b	-
			(250,000)	c
Security deposit	6,000	-	-		6,000
Distribution rights	500,000	-	-		500,000

Total assets	$1,731,625	$2,828	$(11,961)		$1,722,492

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

NOTE 12 - UNAUDITED PRO FORMA COMBINED INFORMATION (Continued)

UNAUDITED PRO FORMA COMBINED BALANCE SHEET (CONTINUED) December 31. 2009
		GreenHouse
		Holdings
		(f/k/a Custom		Pro
		Q, Inc.)	Pro Forma	Forma
	GHH Historical	Historical	Adjustments	Notes	Combined
LIABILITIES AND SHAREHOLDERS' DEFICIT
Accounts payable	$588,958	$48,349	$(47,203)	e	$590,104
Accrued expenses	213,397	2,212	(1,768)	e	192,808
			(21,033)	g
Billings in excess of cost and estimated earnings	999,091	0	0		999,091
Current portion of notes payable	12,914	0	0		12,914
Current portion of notes payable, related parties	273,660	0	0		273,660

Total current liabilities	2,088,020	50,561	(70,004)		2,068,577

Notes payable, net of current portion	794,033	0	(750,000)	g	44,033
Notes payable, net of current portion, related parties	945,082	35,250	(35,250)	e	945,082

Total liabilities	3,827,135	85,811	(855,254)		3,057,692

Shareholders' deficit:
Common stock	12,560	4,240	317	a	21,922
			8,198	c
			607	g
			(4,000)	c
Additional paid-in capital	0	10,160	474,683	a	1,088,171
			(4,198)	c
			(10,160)	d
			(152,740)	f
			770,426	g
Accumulated deficit	(2,108,070)	(97,383)	97,383	d	(2,445,293)
			(337,223)
Total shareholders' deficit	(2,095,510)	(82,983)	843,293		(1,335,200)
Total liabilities and shareholders' deficit	$1,731,625	$2,828	$(11,961)		$1,722,492

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

NOTE 12 - UNAUDITED PRO FORMA COMBINED INFORMATION (Continued)

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31. 2009
		GreenHouse
		Holdings
		(f k/a Custom		Pro
	GHH	Q. Inc.)	Pro Forma	Forma
	Historical	Historical	Adjustments	Notes	Combined
Revenues	$4,490,186	$41,348			$4,531,534
Cost of goods sold	2,753,743	32,620	-		2,786,363
Gross profit	1,736,443	8,728	-		1,745,171
Operating expenses	3,357,366	65,359	-		3,422,725
Loss from operations	(1,620,923)	(56,631)	-		(1,677,554)
Other expense	(63,747)	(3,113)	(250,000)	c	(404,083)
			(87,223)	d
Loss before income taxes	(1,684,670)	(59,744)	(337,223)		(2,081,637)
Provision for income taxes	2,119	-	-		2,119
Net loss	$(1,686,789)	$(59,744)	$(337,223)		$(2,083,756)
Net loss per common share	$(2.11)	$(0.01)	$(0.02)		$(0.10)
Average common and common equivalent shares	800,000	4,234,821	16,888,138		21,922,959

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

NOTE 12 - UNAUDITED PRO FORMA COMBINED INFORMATION (Continued)

The following adjustments have been reflected in the unaudited pro forma combined financial statements:

a.
To record shares issued and proceeds received from subscription offering for units consisting of 16,667 shares of common stock and warrants to purchase an additional 5,500 shares of common stock at an exercise price of $2.50 per share. A total of 19 units were sold.

b.	To record acquisition by GHH of 4,000,000 of the Greenhouse shares from Greenhouse’s principal stockholder and officer and director.

c.
To record acquisition by Greenhouse of all issued and outstanding capital stock of GHH in exchange for 19,800,000 newly issued shares of common stock pursuant to Exchange Agreement. And to record retirement of shares acquired by GHH from the Greenhouse’s principal stockholder and officer and director (See note b).

d.	To eliminate pre-acquisition accumulated deficit of GreenHouse Holdings (f/k/a Custom Q, Inc.).

e.	To record payment of GreenHouse Holdings’ (f/k/a Custom Q, Inc.) debt from proceeds of unit subscriptions.

f.	To record application of deferred issuance costs in conjunction with subscription offering. (See note a above).

g.
To record conversion of notes payable as a result of the Merger, the holders of the convertible notes elected to convert their notes ($750,000) and accrued interest ($21,033) into 606,693 shares of common stock.