Form 10-Q
period 2010-03-31
GreenHouse Holdings, Inc.
filed 2010-05-17
CIK 1444177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to  ______.

GREENHOUSE HOLDINGS, INC.

(Exact name of registrant as specified in Charter)

Nevada	333-15661	26-2903011
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 11, 2010: 22,573,374 shares of common stock, par value $0.001 per share.

GREENHOUSE HOLDINGS, INC.
FORM 10-Q
March 31, 2010
INDEX

PART I-- FINANCIAL INFORMATION

Index

ITEM 1. Financial Information

GREENHOUSE HOLDINGS, INC.

FINANCIAL STATEMENTS	Page #

Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	F-1 – F-2

Statements of Operations for the three months ended March 31, 2010 and 2009 (Unaudited)	F-3
Statements of Cash Flows for the three months ended March 31, 2010 and 2009 (Unaudited)	F-4 – F-5

Notes to the Financial Statements (Unaudited)	F-6 – F-12

Index

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$140,767	$3,869
Accounts receivable	1,128,011	887,503
Prepaid expenses	1,253	15,260
Deferred issuance costs	-	152,740
Other current assets	52,124	300

Total current assets	1,322,155	1,059,672

Property and equipment, net	169,924	165,953

Non-current assets:
Security deposit	6,000	6,000
Distribution rights	500,000	500,000

Total assets	$1,998,079	$1,731,625

See accompanying notes to consolidated financial statements

Index

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$683,193	$588,958
Accrued expenses	143,469	213,397
Billings in excess of costs and estimated earnings	1,114,586	999,091
Current portion of notes payable	13,244	12,914
Current portion of notes payable, related parties	580,688	273,660

Total current liabilities	2,535,180	2,088,020

Notes payable, net of current portion	39,762	794,033
Notes payable, net of current portion, related parties	921,052	945,082

Total liabilities	3,495,994	3,827,135

Commitments and contingencies

Shareholders' deficit:
Common stock, no par value, 1,000,000 shares authorized, 800,000 shares issued and outstanding at December 31, 2009	-	12,560
Common stock, $.001 par value, 300,000,000 shares authorized, 22,183,370 shares issued of which 21,000,000 shares are outstanding at March 31, 2010	22,184	-
Additional paid in capital	1,513,578	-
Accumulated deficit	(3,033,677)	(2,108,070)

Total shareholders' deficit	(1,497,915)	(2,095,510)

Total liabilities and shareholders' deficit	$1,998,079	$1,731,625

See accompanying notes to consolidated financial statements

Index

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Revenues	$1,102,703	$623,280

Cost of goods sold	559,301	476,099

Gross profit	543,402	147,181

Operating expenses:
Compensation	502,487	221,934
Selling, general and administrative	572,337	263,227

Total operating expenses	1,074,824	485,161

Loss from operations	(531,422)	(337,980)

Other expense:
Interest	(144,185)	(1,014)
Other expense	(250,000)	-

Net Loss	$(925,607)	$(338,994)

Basic net loss per common share	$(0.04)	$(0.42)

Weighted average number of common shares outstanding - basic	21,881,207	800,000

See accompanying notes to consolidated financial statements

Index

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(925,607)	$(338,994)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	11,726	15,971
Common stock and options issued for services	15,236	7,473
Beneficial conversion of converted debt	136,506	-
Changes in operating assets and liabilities:
Accounts receivable	(240,508)	(109,399)
Prepaid expenses	14,007	-
Other current assets	(51,824)	(2,000)
Security deposit	-	(5,400)
Accounts payable	94,235	21,104
Accrued expenses	(46,395)	(22,760)
Billings in excess of costs and estimated earnings	115,495	124,177

Net cash flows used in operating activities	(877,129)	(309,828)

Cash flows from investing activities:
Purchase of property and equipment	(15,697)	(143,648)

Net cash flows used in investing activities	(15,697)	(143,648)

Cash flows from financing activities:
Deferred issuance costs	(114,333)	-
Payments on notes payable	(3,941)	(2,806)
Payments on notes payable, related parties	(106,830)	-
Proceeds from notes payable	-	44,878
Proceeds from notes payable, related parties	389,828	424,719
Proceeds from share issuances	865,000	-

Net cash flows provided by financing activities	1,029,724	466,791

Net increase in cash	136,898	13,315

Cash at beginning of period	3,869	76,845

Cash at end of period	$140,767	$90,160

See accompanying notes to consolidated financial statements

Index

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Three months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Cash paid during the period for:
Interest	$13,354	$1,014

Income taxes	$800	$-

Non-cash investing and financing activities:
Conversion of notes payable to equity	$773,533	$-

Deferred Issuance Costs set off against proceeds from share issuances	$267,073	$-

Issuance of 19,800,000 shares in exchange for retirement of 800,000 shares in GHH	$12,560	$-

Consolidation of 1,200,000 shares of Custom Q after reverse merger	$1,200	$-

See accompanying notes to consolidated financial statements

Index

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of presentation

The accompanying unaudited consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management's discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 2009 Annual Report on Form 10-K, filed April 15, 2010.  The results of operations for the quarter ended March 31, 2010, are not necessarily indicative of the operating results for the full year.

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

Revenue recognition

In accordance with FASB ASC 605, Revenue Recognition, contract revenues are recognized using the percentage of completion method in the ratio that costs incurred bear to total estimated costs at completion. Adjustments to contract cost estimates are made in the periods in which the facts which require such revisions become known. Unapproved change orders are not considered as part of the contract until it has been approved by the customer. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. If final total cost is anticipated to exceed the contract amount, the excess of cost over contract amount is immediately recognized as a loss on the contract.

Customer Billings

The Company classifies cumulative customer billings that exceed the sum of total contract cost plus the gross profit earned to date as billings in excess of costs and estimated earnings.

Other expense

Immediately prior to the reverse merger described below, the Company consummated a Stock Purchase Agreement with Cindy Kostoff, GreenHouse’s principal shareholder and officer and director, whereby the Company acquired 4,000,000 of GreenHouse’s 4,240,000 outstanding shares from Ms. Kostoff for the purchase price of $250,000. The merger of a private operating company into a non-operating public shell corporation with nominal net assets is considered to be a capital transaction, in substance, rather than a business combination, for accounting purposes. Accordingly, the Company treated this transaction without recording goodwill or adjusting any of its other assets or liabilities. The consideration in the amount of $250,000 paid to the former stockholder of Custom Q was recorded as an other expense item and included in the Company's net loss for the three months ended March 31, 2010.

Index

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company's policy is to record interest and penalties on uncertain tax positions as income tax expense. As of March 31, 2010 and December 31, 2009, the Company has no accrued interest or penalties related to uncertain tax positions.

Advertising

Advertising expense is comprised of media, agency and promotion costs.  Advertising expenses are charged to operations as incurred.  Advertising expenses charged to operations totaled $6,824 and $4,755 for the periods ended March 31, 2010 and 2009, respectively.

Net loss per common share

Net loss per common share is computed pursuant to FASB ASC 260, Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of March 31, 2009.  As of March 31, 2010, there were 379,509 warrants and 784,000 options outstanding to purchase shares of common stock. However, these potentially dilutive shares are considered to be anti-dilutive and are therefore not included in the calculation of net loss per share.

Index

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Based Compensation

For stock options issued under the Company’s stock-based compensation plans, the fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model, and an estimated forfeiture rate is used when calculating stock-based compensation expense for the period. For restricted stock awards and units issued under the Company’s stock-based compensation plans, the fair value of each grant is calculated based on the Company’s stock price on the date of grant and an estimated forfeiture rate when calculating stock-based compensation expense for the period. The Company recognizes the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award.

Any benefits of tax deductions in excess of recognized stock-based compensation will be reported as a financing activity rather than an operating activity in the statements of cash flows. This requirement will reduce net operating cash flows and increase net financing cash flows in certain periods.

As there is no public market for its common stock, the Company determined the volatility for options granted  based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies as well as the historical volatility of the Company’s common stock. The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

The risk-free interest rate was 2.62%, expected volatility was 82% at the time all options were granted, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be between five and six years based on the average vesting period of options granted.  For the periods ended March 31, 2010 and 2009, the Company expensed $15,236 and $0 of stock option expense, respectively.

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

In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”.  This Update amends Subtopic 820-10 that require new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends Subtopic 820-10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The adoption of this update did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

Index

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Billings in excess of costs and estimated earnings

Billings in excess of costs and estimated earnings as of March 31, 2010 and December 31, 2009 consist of the following:

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Costs incurred on uncompleted contracts	$264,005	$378,986
Estimated earnings	150,555	190,290

	414,560	569,276

Less: billings to date	1,529,146	1,568,367

Billings in excess of costs and estimated earnings	$(1,114,586)	$(999,091)

As of March 31, 2010 and December 31, 2009, there was a backlog of approximately $758,000 and $547,000, respectively.

Related party promissory notes

On October 8, 2008, the Company issued an unsecured promissory note (the “Note”) to Pacific Consortium Investments (“Pacific”) in the amount of $300,000. Interest accrues on the note at the rate of 5% per annum. Under the term of the Note, the Company shall make 36 monthly payments beginning on June 15, 2010.  Subsequent to execution of the Note, Pacific advanced the Company additional amounts totaling $200,000 which are treated as additional borrowings under the Note. The controlling party of Pacific is an unaffiliated shareholder of the Company. The principal amount owing under the Note was $500,000 as of March 31, 2010 and December 31, 2009.

During the three months ended March 31, 2010, the Company borrowed $247,728 from Galt Corp. The controlling party of Galt Corp. is the Company’s Executive Chairman. The note is unsecured, non-interest bearing, and due on demand. The amount owing under the note was $175,064 as of March 31, 2010. Subsequent to March 31, 2010, the Company repaid $120,881 of the amount owing under the note.

Index

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2009, the Company issued an unsecured note payable in the amount of $300,000 and received an additional unsecured loan in the amount of $56,154 from one of its principal shareholders and Chief Executive Officer.  During the three months ended March 31, 2010, the Company received an additional unsecured loan in the amount of $42,100 from its principal shareholder and Chief Executive Officer. The note has a stated interest rate of 4%, with interest payments due monthly, and is due upon receipt of equity financing by the Company of at least $5 million.  The amount owing under the note as of March 31, 2010 and December 31, 2009 was $300,000 and $300,000, respectively. The loans are non-interest bearing. The amount owing under the loans was $74,087 and $56,154 as of March 31, 2010 and December 31, 2009, respectively. Subsequent to March 31, 2010, the Company repaid $50,000 of the amount owing under the note and repaid $4,167 of the amount owing under the loans.

During the year ended December 31, 2009, the Company issued an unsecured note payable in the amount of $100,000 to an unaffiliated shareholder. Principal in the amount of $100,000 plus a one-time interest payment of $10,000 is due on May 28, 2010. The principal amount owing under the note was $100,000 and $0 as of March 31, 2010 and December 31, 2009, respectively.

During the three months ended March 31, 2010, the Company issued an unsecured note payable in the amount of $100,000 to an unaffiliated shareholder.  The note is non-interest bearing. Principal of $100,000 was due on March 31, 2010.  The principal amount owing under the note was $100,000 as of March 31, 2010, respectively. The note was fully repaid subsequent to March 31, 2010.

During the year ended December 31, 2009, the Company issued two unsecured notes payable of $100,000 each to unaffiliated shareholders.  These notes are due on December 31, 2011 and are non-interest bearing. The principal amount owing under each note was $100,000 as of March 31, 2010 and December 31, 2009, respectively.

During the year ended December 31, 2009, the Company issued an unsecured note payable in the amount of $25,000 to an unaffiliated shareholder.  This note is payable upon receipt of equity financing by the Company and is non-interest bearing. The note holder will receive 15,000 shares of common stock upon receipt of equity financing by the Company. The amount owing under the note was $15,000 and $25,000 as of March 31, 2010 and December 31, 2009, respectively.

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

Index

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Immediately prior thereto, GHH consummated a Stock Purchase Agreement with Cindy Kostoff, GreenHouse’s principal shareholder and officer and director, whereby GHH acquired 4,000,000 of GreenHouse’s 4,240,000 outstanding shares from Ms. Kostoff for the purchase price of $250,000.  Simultaneously therewith, GreenHouse accepted subscriptions in an offering of its units comprised of 16,667 shares of common stock and warrants to purchase an additional 5,500 shares common stock at an exercise price of $2.50 per share and expiring in three years (the ”Units”) offered pursuant to Regulation D of the Securities Act of 1933, as amended. GreenHouse sold an aggregate of 19 Units for a total of $475,000.  The value of the warrants did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

As part of the Amendment, GreenHouse increased its authorized capital to include 300,000,000 shares of common stock $.001 par value per share, of which 21,316,667 shares were outstanding and 10,000,000 shares of preferred stock $.001 par value per share, of which no shares were outstanding on January 7, 2010.

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

Private offering of equity securities

Subsequent to the reverse merger, the Company accepted additional subscriptions in an offering of its units comprised of 16,667 shares of common stock and warrants to purchase an additional 5,500 shares common stock at an exercise price of $2.50 per share and expiring in three years (the ”Units”) offered pursuant to Regulation D of the Securities Act of 1933, as amended. The Company sold an aggregate of 15.6 Units for a total of $390,000 during the three months ended March 31, 2010.  The value of the warrants did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

Index

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal proceedings

The Company is subject to the legal proceedings discussed below.  The Company does not believe it has a potential liability related to the current legal proceeding that could have a material adverse effect on its financial condition, liquidity or results of operations. However, the result of the legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in these legal matter, then the operating results could be materially adversely affected.

On September 3, 2009, Keith A. Miles, a shareholder and former employee of the Registrant commenced an action entitled Keith Miles v. R Squared Contracting, Inc., dba Greenhouse Builders; Robert Russell Earnshaw; John Galt; Galt Corp.; and Does 1 through 25, San Diego Superior Court case number 37-2009-00097598-CU-BC-CTL  Miles alleged that the Company breached the Management Agreement and Shareholder Agreement executed among the parties when Miles was terminated.  The action was settled in March 2010 in accordance with a Settlement Agreement and Mutual Release whereby Robert Russell Earnshaw and John Galt, who are directors, officers and principal shareholders of the Company, and as well as Galt Corp. an entity over which John Galt holds voting and dispositive power, agreed to acquire a certain number of shares of the Company’s Common Stock held by Miles for the purchase price of $500,000.  The Company has guaranteed the payment for the shares. The first scheduled payment under the Settlement Agreement was made.

In March 2010, the Company was threatened with litigation by SalesForce.com, Inc., a San Diego based software licensing company.  SalesForce.com alleges the Company failed to remit payment in the amount of $75,000 for software licenses purportedly provided by SalesForce.com, Inc.  The Company disputes the merit of these allegations.

Convertible notes

In conjunction with the offering of the Units noted above, the holders of the Convertible Notes were given the opportunity to convert their notes into shares of common stock at a price of $1.275 per share, prior to the occurrence of the terms stated in the Convertible Notes.  All of the holders of the Convertible Notes, which were recorded at $750,000 at December 31, 2009, elected to convert their notes, and accrued interest of $23,533, into approximately 606,693 shares of the Company’s common stock in January 2010.

Subsequent Events

Subsequent to March 31, 2010, the Company repaid $120,881 of the amount owing under the note to Galt Corp.

Subsequent to March 31, 2010, the Company repaid $50,000 of the amount owing under the note and repaid $4,167 of the amount owing under the loans to its Chief Executive Officer.

Subsequent to March 31, 2010, the note payable in the amount of $100,000 to an unaffiliated shareholder that was due on March 31, 2010 was fully repaid.

Subsequent to March 31, 2010, the Company accepted additional subscriptions in an offering of its Units and sold an aggregate of 37.4 Units for a total of $935,000.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition.

The Company is including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable and utilize the safe harbor provision of the Private Securities Litigation Reform Act of 1995 regarding any forward-looking statements made by, or on behalf of, the Company.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts.  Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, examination of historical operating trends, data contained in records and other data available from third parties, but there can be no assurance that the Company’s expectations, beliefs or projections will result, or be achieved, or be accomplished.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2010, we funded our operations through financing activities consisting primarily of private placements of equity securities with outside investors, and by loans from shareholders. Our principal use of funds during the three months ended March 31, 2010 has been for the ongoing development of our projects for the efficient conversion of cellulosic and sugar based waste streams into Ethanol; the ongoing development of relationships with potential corporate and government customers for our energy saving solutions; the expansion of our sales and marketing infrastructure to increase our revenue from our energy saving solutions to residential customers; and for general corporate expenses.

Liquidity and Capital Resources during the three months ended March 31, 2010 compared to the three months ended March 31, 2009

During the three months ended March 31, 2010, the Company raised $865,000 by issuing common stock to outside investors, and raised approximately $300,000 by issuing notes payable to shareholders. During the three months ended March 31, 2009, the company did not issue any equity securities and raised approximately $425,000 by issuing notes payable to shareholders.

During the three months ended March 31, 2010, the holders of the Company’s Convertible Notes that were issued in 2009 were given the opportunity to convert their notes into shares of common stock at a price of $1.275 per share, prior to the occurrence of the terms stated in the Convertible Notes.  All of the holders of the Convertible Notes, which were recorded at $750,000 at December 31, 2009, elected to convert their notes, and accrued interest of $23,533, into 606,693 shares of the Company’s common stock, in January 2010.

Liquidity and Capital Resource Plan for the year ended December 31, 2010

For the remainder of 2010, the Company intends to fund its operations by continuing to raise proceeds from its current equity financing up to the maximum amount of $5 million, which will enable it to expand its revenue-generating home improvement product offering in the current markets it serves, as well as in new markets it will start to operate in. Proceeds from the Company’s current equity financing will also be used for the ongoing development of our projects for the efficient conversion of cellulosic and sugar based waste streams into Ethanol; the ongoing development of relationships with potential corporate and government customers for our energy saving solutions; and the expansion of our sales and marketing infrastructure. As of May 14, 2010, the Company had raised an aggregate of $1,800,000 from this current equity financing. In addition to its current equity financing, the Company is pursuing working capital debt financing as well as project-specific debt financing to develop its alternative energy projects for sale or lease to customers. However, we cannot assure you that any such financing that the Company is pursuing will be available to us on favorable terms, if at all.

Index

RESULTS OF OPERATIONS

Results of Operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009

Revenues for the three months ended March 31, 2010 were approximately $1,103,000 compared to approximately $620,000 for the three months ended March 31, 2009, an increase of approximately $483,000 or 78%. This increase was due to increased sales of our energy efficient products and services to residential customers as a result of our expansion of our sales and marketing infrastructure. Gross Profit percentage increased from 24% for the three months ended March 31, 2009 to 49% for the three months ended March 31, 2010 due to our increased focus on negotiating better prices and discounts from our suppliers and vendors, our increased focus on sales training and customer pricing, and more higher margin, custom remodel jobs that include energy efficient retrofits, than lower margin, stand alone retrofits.

Operating expenses for the three months ended March 31, 2010 were approximately $1,075,000 compared to approximately $485,000 for the three months ended March 31, 2009, an increase of approximately $590,000. Approximately $280,000 of this increase was due to the increase in the number of our employees to support our growth, and the related payroll burden costs. Approximately $180,000 of the increase was due to increased sales and marketing expenses that resulted in the increase in revenues of our energy efficient products and services to residential customers described above, as well as the increase in expenses to support the sales and marketing efforts of our alternative energy products and services, such as water purification and vapor compression systems, and ethanol production systems. The remaining $130,000 of the increase was due to an increase in general corporate expenses.

Interest Expense for the three months ended March 31, 2010 was approximately $144,000 compared to approximately $1,000 for the three months ended March 31, 2009, an increase of approximately $143,000. Approximately $136,000 of this was due to the non-cash accounting entry to record the expense related to the beneficial conversion of the Convertible Notes which were converted at a 15% discount to the Company’s current equity financing.

Other Expense for the three months ended March 31, 2010 was $250,000 compared to $-0- for the three months ended March 31, 2009. $250,000 of this was due to the one-time costs associated with effecting the reverse merger as described in the notes to the consolidated financial statements included herewith.

As a result, Net Loss was approximately $926,000 for the three months ended March 31, 2010 compared to a Net Loss of approximately $339,000 for the three months ended March 31, 2009.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of  America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, are our estimate of billings in excess of costs and earnings and percentage of completion on jobs in process. We believe the estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations. We suggest that our significant accounting policies be read in conjunction with this Management's Discussion and Analysis of Financial Condition.

Please refer to the annual report on Form 10-K for the year ended December 31, 2009 for an in-depth discussion of risk factors.

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

Item 4.  Controls and Procedures.

Our management evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving their objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives and the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the 'reasonable assurance' level. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms; and (2) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Miles Litigation

On September 3, 2009, Keith A. Miles, a shareholder and former employee of the Registrant commenced an action entitled Keith Miles v. R Squared Contracting, Inc., dba Greenhouse Builders; Robert Russell Earnshaw; John Galt; Galt Corp.; and Does 1 through 25, San Diego Superior Court case number 37-2009-00097598-CU-BC-CTL  Miles alleged that the Company breached the Management Agreement and Shareholder Agreement executed among the parties when Miles was terminated.  The action was settled in March 2010 in accordance with a Settlement Agreement and Mutual Release whereby Robert Russell Earnshaw and John Galt, who are directors, officers and principal shareholders of the Company, and as well as Galt Corp. an entity over which John Galt holds voting and dispositive power, agreed to acquire a certain number of shares of the Company’s Common Stock held by Miles for the purchase price of $500,000.  The Company has guaranteed the payment for the shares. The first scheduled payment under the Settlement Agreement was made.

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

Item 1a. Risks and Uncertainties.

You should read the following factors in conjunction with the factors discussed elsewhere in this and our other filings with the Securities and Exchange Commission and in materials incorporated by reference in these filings.

The following is intended to highlight certain factors that may affect the financial condition and results of operations of GreenHouse Holdings, Inc. and are not meant to be an exhaustive discussion of risks that apply to companies such as GreenHouse. Like other businesses, GreenHouse is susceptible to macroeconomic downturns in the United States or abroad, as were experienced in fiscal year 2009, that may affect the general economic climate and performance of GreenHouse or its customers.

Aside from general macroeconomic downturns, the additional material factors that could effect future financial results include, but are not limited to: Terrorist attacks and the impact of such events; diminished access to raw materials that directly enter into our manufacturing process; shipping labor disruption or other major degradation of the ability to ship out our products to end users; inability to successfully control our margins which are affected by many factors including competition and product mix; protracted shutdown of the U.S. border due to an escalation of terrorist or counter terrorist activity; any changes in our business relationships with distributors or the economic climate they operate in; any event that has a material adverse impact on our purchasing operations may adversely affect our operations as a whole; failure to manage the future expansion of our business could have a material adverse affect on our revenues and profitability; possible costs in complying with government regulations and the delays in receiving required regulatory approvals or the enactment of new adverse regulations or regulatory requirements; numerous competitors, some of which have substantially greater financial and other resources than we do; quarterly variations in operating results caused by a number of factors, including business and industry conditions; concentrations of purchases with certain vendors could adversely affect the results of the Company if the Company were to lose those vendors and other factors beyond our control. All these factors make it difficult to predict operating results for any particular period.

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities.

On April 8, 2010, the Company authorized the issuance of 576,677 shares of its Common Stock and warrants to purchase an additional 190,300 shares of its Common Stock upon consummation of a private offering of the Company’s securities that began on January 7, 2010 through March 31, 2010.  All of the warrants subscribed for in the offerings are exercisable at the price of $2.50 per share and expire in three years.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

None.

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
Name: Chris Ursitti
Title: Chief Executive Officer
(Principal Executive Officer)
Date: May 14, 2010

By:	/s/ Justin Farry
Name: Justin Farry
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 14, 2010