Form 10-Q
period 2010-06-30
GreenHouse Holdings, Inc.
filed 2010-08-16
CIK 1444177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 6, 2010: 23,507,801 shares of common stock, par value $0.001 per share.

GREENHOUSE HOLDINGS, INC.
FORM 10-Q
June 30, 2010

Index

ITEM 1. Financial Information

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARY

FINANCIAL STATEMENTS	Page #

Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	F-1 – F-2

Consolidated Statements of Operations for the six months ended June 30, 2010 and 2009 (Unaudited) and for the three months ended June 30, 2010 and 2009 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 (Unaudited)	F-4 – F-5

Notes to the Consolidated Financial Statements (Unaudited)	F-6 – F-13

Index

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash	$141,928	$3,869
Accounts receivable	1,833,070	887,503
Prepaid expenses	-	15,260
Deferred issuance costs	-	152,740
Other current assets	71,486	300

Total current assets	2,046,484	1,059,672

Property and equipment, net	184,179	165,953

Non-current assets:
Security deposit	6,000	6,000
Distribution rights	500,000	500,000

Total assets	$2,736,663	$1,731,625

See accompanying notes to consolidated financial statements

Index

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$629,544	$588,958
Accrued expenses	357,226	213,397
Billings in excess of costs and estimated earnings	1,637,152	999,091
Advances from officers	59,398	63,206
Current portion of notes payable	13,583	12,914
Current portion of notes payable, related parties	194,933	210,454

Total current liabilities	2,891,836	2,088,020

Notes payable, net of current portion	35,618	794,033
Notes payable, net of current portion, related parties	805,067	945,082

Total liabilities	3,732,521	3,827,135

Commitments and contingencies

Shareholders' deficit:
Preferred stock,$.001 par value, 10,000,000 shares authorized, none outstanding
Common stock, no par value, 1,000,000 shares authorized, 800,000 shares issued and outstanding at December 31, 2009	-	12,560
Common stock, $.001 par value, 300,000,000 shares authorized, 23,223,129 shares issued and outstanding at June 30, 2010	23,224	-
Additional paid in capital	3,072,146	-
Accumulated deficit	(4,091,228)	(2,108,070)

Total shareholders' deficit	(995,858)	(2,095,510)

Total liabilities and shareholders' deficit	$2,736,663	$1,731,625

See accompanying notes to consolidated financial statements

Index

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$2,703,674	$1,815,578	$1,600,971	$1,192,298

Cost of goods sold	1,512,292	1,249,146	952,991	773,047

Gross profit	1,191,382	566,432	647,980	419,251

Operating expenses:
Compensation	1,282,006	501,792	779,519	271,857
Selling, general and administrative	1,433,985	714,595	861,648	459,369

Total operating expenses	2,715,991	1,216,387	1,641,167	731,226

Loss from operations	(1,524,609)	(649,955)	(993,187)	(311,975)

Other expense:
Interest	(208,549)	(5,953)	(64,364)	(4,939)
Other expense	(250,000)	-	-	-

Net loss	$(1,983,158)	$(655,908)	$(1,057,551)	$(316,914)

Basic net loss per common share	$(0.09)	$(0.82)	$(0.05)	$(0.40)

Weighted average number of common shares outstanding - basic	22,253,469	800,000	22,674,616	800,000

See accompanying notes to consolidated financial statements

Index

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,983,158)	$(655,908)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	24,444	20,249
Common stock and options issued for services	15,236	-
Beneficial conversion of converted debt	136,506	-
Changes in operating assets and liabilities:
Accounts receivable	(945,567)	(920,603)
Prepaid expenses	15,260	(10,164)
Other current assets	(71,186)	(98,006)
Accounts payable	40,586	348,799
Accrued expenses	167,361	202,354
Billings in excess of costs and estimated earnings	638,061	1,029,887

Net cash flows used in operating activities	(1,962,456)	(83,392)

Cash flows from investing activities:
Purchase of property and equipment	(42,670)	-

Net cash flows used in investing activities	(42,670)	-

Cash flows from financing activities:
Deferred issuance costs	(114,333)	-
Advances from officers	23,692	-
Repayments to officers	(27,500)	-
Payments on notes payable	(7,746)	(4,302)
Payments on notes payable, related parties	(545,364)	-
Proceeds from notes payable, related parties	389,828	221,435
Proceeds from share issuances	2,424,608	-

Net cash flows provided by financing activities	2,143,185	217,133

Net increase in cash	138,059	133,741

Cash at beginning of period	3,869	-

Cash at end of period	$141,928	$133,741

See accompanying notes to consolidated financial statements

Index

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	Six months ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash paid during the period for:
Interest	$79,703	$5,953

Income taxes	$800	$800

Non-cash investing and financing activities:
Purchase of vehicle from proceeds of note payable	$-	$26,287

Notes payable to related parties for acquisition of distribution rights	$-	$500,000

Conversion of notes payable to equity	$773,533	$-

Deferred issuance costs adjusted to additional paid in capital in conjunction with share issuances	$267,073	$-

Issuance of 19,800,000 shares of common stock in exchange for retirement of 800,000 shares of common stock in GHH	$12,560	$-

Consolidation of 1,200,000 shares of Custom Q after reverse merger	$1,200	$-

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

On January 7, 2010, GreenHouse Holdings, Inc., f/k/a Custom Q, Inc. (“GreenHouse”) approved an amendment to its Articles of Incorporation (the “Amendment”) to change its name to GreenHouse Holdings, Inc. and to effect a forward-split such that 5 shares of common stock were issued for every 1 share of common stock issued and outstanding immediately prior to filing of the Amendment (the “Forward Split”).  On January 7, 2010, GreenHouse entered into an Agreement and Plan of Share Exchange (the “Exchange Agreement”) with Green House Holdings, Inc., a Nevada corporation, and the stockholders of GHH whereby GreenHouse acquired all of the issued and outstanding common stock of GHH in exchange (the “Exchange”) for 19,800,000 newly issued shares of common stock and options to purchase 784,000 shares of common stock (after giving effect to the Forward Split) of GreenHouse. As a result, the Company completed a reverse merger in which GreenHouse merged with the Company and the Company became a wholly-owned subsidiary of GreenHouse (the “Merger”)

On June 2, 2010, the Company incorporated a subsidiary in Mexico, Green House Soluciones, S.A. de C.V.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 2009 Annual Report on Form 10-K, filed April 15, 2010.  The results of operations for the six months ended June 30, 2010, are not necessarily indicative of the operating results for the full year.

Certain items on the consolidated statements of operations have been reclassified in the prior period to conform to current period presentation.

Index

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts receivable

The Company grants unsecured credit to individuals primarily located in Southern California.  Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expenses, if any.  At June 30, 2010 and December 31, 2009, the allowance for doubtful accounts is $0.

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

Index

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Customer Billings

The Company classifies cumulative customer billings that exceed the sum of total contract cost plus the gross profit earned to date as billings in excess of costs and estimated earnings.

Other expense

Immediately prior to the reverse merger described below, the Company consummated a Stock Purchase Agreement with Cindy Kostoff, GreenHouse’s principal shareholder and officer and director, whereby the Company acquired 4,000,000 of GreenHouse’s 4,240,000 outstanding shares from Ms. Kostoff for the purchase price of $250,000. This expense has been classified as other expense.

Net loss per common share

Net loss per common share is computed pursuant to FASB ASC 260, Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of June 30, 2009.  As of June 30, 2010, there were 733,622 warrants and 784,000 options outstanding to purchase shares of common stock. However, these potentially dilutive shares are considered to be anti-dilutive and are therefore not included in the calculation of net loss per share.

Stock Based Compensation

For stock options issued under the Company’s stock-based compensation plans, the fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model, and an estimated forfeiture rate is used when calculating stock-based compensation expense for the period. For restricted stock awards and units issued under the Company’s stock-based compensation plans, the fair value of each grant is calculated based on the Company’s stock price on the date of grant and an estimated forfeiture rate when calculating stock-based compensation expense for the period. The Company recognizes the compensation cost of stock-based awards over the vesting period of the award.

Any benefits of tax deductions in excess of recognized stock-based compensation will be reported as a financing activity rather than an operating activity in the statements of cash flows. This requirement will reduce net operating cash flows and increase net financing cash flows in certain periods.

As there is not sufficient public market history for its common stock, the Company determined the volatility for options granted based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies as well as the historical volatility of the Company’s common stock. The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

Index

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The risk-free interest rate ranged from 1.9% to 3.2%, expected volatility ranged from 49% to 92% at the time all options were granted, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be between five and six and one half years based on the average vesting period of options granted.  For the six months ended June 30, 2010 and 2009, the Company expensed $15,236 and $0 of stock option expense, respectively. For the three months ended June 30, 2010 and 2009, the Company did not have any stock option expense.

Recently issued accounting pronouncements

In April 2010, the Financial Accounting Standards Board issued ASU 2010-13, “Compensation - Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” Under Topic 718, awards of equity share options granted to an employee of an entity’s foreign operation that provide a fixed exercise price denominated in (1) the foreign operation’s functional currency or (2) the currency in which the employee’s pay is denominated should not be considered to contain a condition that is not a market, performance, or service condition. However, U.S. generally accepted accounting principles do not specify whether a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades has a market, performance, or service condition. Diversity in practice has developed on the interpretation of whether such an award should be classified as a liability when the exercise price is not denominated in either the foreign operation’s functional currency or the currency in which the employee’s pay is denominated.  ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. ASU 2010-13 is effective for periods beginning after December 15, 2010. The adoption of ASU 2010-13 is not expected to have an impact on the Company's consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Index

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Billings in excess of costs and estimated earnings

Billings in excess of costs and estimated earnings as of June 30, 2010 and December 31, 2009 consist of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Costs incurred on uncompleted contracts	$332,239	$378,986
Estimated earnings	217,385	190,290

	549,624	569,276

Less: billings to date	2,186,776	1,568,367

Billings in excess of costs and estimated earnings	$(1,637,152)	$(999,091)

As of June 30, 2010 and December 31, 2009, there was a backlog of approximately $1,330,000 and $547,000, respectively.

Advances from officers

During the six months ended June 30, 2010, the Company received an unsecured advance of $23,692 from Justin Farry, its Chief Financial Officer. The amount owing on the advance was $23,692 and $0 as of June 30, 2010 and December 31, 2009, respectively.

During the year ended December 31, 2009, the Company received an unsecured advance of $25,618 from Chris Ursitti, its Chief Executive Officer. During the six months ended June 30, 2010, the Company repaid $22,500. The amount owing on the advance was $3,118 and $25,618 as of June 30, 2010 and December 31, 2009, respectively.

During the six months ended June 30, 2010, the Company repaid $5,000 on an advance from Russ Earnshaw, its President. The amount owing on the advance was $32,588 and $37,588 as of June 30, 2010 and December 31, 2009, respectively.

Related party promissory notes

On October 8, 2008, the Company issued an unsecured promissory note (the “Note”) to Pacific Consortium Investments (“Pacific”) in the amount of $300,000. Interest accrues on the note at the rate of 5% per annum. Under the term of the Note, the Company shall make 36 monthly payments beginning on June 15, 2010.  Subsequent to execution of the Note, Pacific advanced the Company additional amounts totaling $200,000 which are treated as additional borrowings under the Note. The controlling party of Pacific is an unaffiliated shareholder of the Company. The principal amount owing under the Note was $490,000 and $500,000 as of June 30, 2010 and December 31, 2009, respectively.

During the six months ended June 30, 2010, the Company borrowed $247,728 from Galt Corp. The controlling party of Galt Corp. is the Company’s Executive Chairman. The note was unsecured, non-interest bearing, and due on demand. The note was fully repaid during the six months ended June 30, 2010.

Index

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2009, the Company issued an unsecured note payable in the amount of $300,000 and received an additional unsecured loan in the amount of $30,536 from one of its principal shareholders and Chief Executive Officer.  During the six months ended June 30, 2010, the Company received an additional unsecured loan in the amount of $42,100 from its principal shareholder and Chief Executive Officer. The note has a stated interest rate of 4%, with interest payments due monthly, and is due upon receipt of equity financing by the Company of at least $5 million.  The unsecured loans were fully repaid during the six months ended June 30, 2010. The amount owing under the note as of June 30, 2010 and December 31, 2009 was $215,000 and $300,000, respectively. The loans are non-interest bearing. The amount owing under the loans was $0 and $30,536 as of June 30, 2010 and December 31, 2009, respectively.

During the year ended December 31, 2009, the Company issued an unsecured note payable in the amount of $100,000 to an unaffiliated shareholder. Principal in the amount of $100,000 plus a one-time interest payment of $10,000 was due on May 28, 2010, however, the shareholder agreed to accept weekly repayments of $5,000 until the note is fully repaid. The principal amount owing under the note was $80,000 and $100,000 as of June 30, 2010 and December 31, 2009, respectively.

During the six months ended June 30, 2010, the Company issued an unsecured note payable in the amount of $100,000 to an unaffiliated shareholder.  The note was non-interest bearing. The note was fully repaid during the six months ended June 30, 2010.

During the year ended December 31, 2009, the Company issued two unsecured notes payable of $100,000 each to unaffiliated shareholders.  These notes are due on December 31, 2011 and are non-interest bearing. The principal amount owing under each note was $100,000 as of June 30, 2010 and December 31, 2009, respectively.

During the year ended December 31, 2009, the Company issued an unsecured note payable in the amount of $25,000 to an unaffiliated shareholder.  This note is payable upon receipt of equity financing by the Company and is non-interest bearing. The note holder will receive 15,000 shares of common stock upon receipt of equity financing by the Company. The amount owing under the note was $15,000 and $25,000 as of June 30, 2010 and December 31, 2009, respectively.

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

Index

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of the Amendment, GreenHouse increased its authorized capital to include 300,000,000 shares of common stock $.001 par value per share, of which 21,316,667 shares were outstanding and 10,000,000 shares of preferred stock $.001 par value per share, of which no shares were outstanding on June 30, 2010.

Upon completion of the Merger, the officers and directors of GreenHouse resigned and the current officers and directors of the Company were appointed officers and directors of GreenHouse.  The Merger has been accounted for as a reverse acquisition with the Company as the accounting acquirer and GreenHouse as the accounting acquiree.  GreenHouse is subject to the public reporting requirements of the Securities Exchange Act of 1934, as amended.

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

Private offering of equity securities

Subsequent to the reverse merger, the Company accepted additional subscriptions in an offering of its units comprised of 16,667 shares of common stock and warrants to purchase an additional 5,500 shares of common stock at an exercise price of $2.50 per share and expiring in three years (the ”Units”) offered pursuant to Regulation D of the Securities Act of 1933, as amended. The Company sold an aggregate of 96.98 Units for a total of $2,424,608 during the six months ended June 30, 2010.

Legal proceedings

The Company is subject to the legal proceedings discussed below.  The Company does not believe it has a potential liability related to the current legal proceedings that could have a material adverse effect on its financial condition, liquidity or results of operations. However, the result of the legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in these legal matters, then the operating results could be materially adversely affected.

Index

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 3, 2009, Keith A. Miles, a shareholder and former employee of the Registrant commenced an action entitled Keith Miles v. R Squared Contracting, Inc., dba Greenhouse Builders; Robert Russell Earnshaw; John Galt; Galt Corp.; and Does 1 through 25, San Diego Superior Court case number 37-2009-00097598-CU-BC-CTL.  Miles alleged that the Company breached the Management Agreement and Shareholder Agreement executed among the parties when Miles was terminated.  The action was settled in March 2010 in accordance with a Settlement Agreement and Mutual Release whereby Robert Russell Earnshaw and John Galt, who are directors, officers and principal shareholders of the Company, and as well as Galt Corp. an entity over which John Galt holds voting and dispositive power, agreed to acquire a certain number of shares of the Company’s common stock held by Miles for the purchase price of $500,000.  The Company has guaranteed the payment for the shares. All scheduled payments under the Settlement Agreement have been made to date.

In March 2010, the Company was threatened with litigation by SalesForce.com, Inc., a San Diego based software licensing company.  SalesForce.com alleged that the Company failed to remit payment in the amount of $75,000 for software licenses purportedly provided by SalesForce.com, Inc. In July 2010, the Company entered into a Payment Agreement with SalesForce.com. All scheduled payments under the Payment Agreement have been made to date. The remaining balance under the Payment Agreement is $37,800.

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

Subsequent Events

Subsequent to June 30, 2010, one of the Company's shareholders holding an unsecured note payable in the amount of $100,000 elected to discharge the note by entering into a Securities Purchase agreement with the Company for 78,432 shares of the Company's common stock and warrants to purchase an additional 25,883 shares of the Company's common stock at an exercise price of $2.50 per share and expiring in three years.

Subsequent to June 30, 2010, the Company accepted additional subscriptions in an offering of its Units and sold an aggregate of 17.08 Units for a total of $427,000.

On July 21, 2010, the Company and its wholly-owned subsidiary, Green House Holdings, Inc., signed a definitive Agreement and Plan of Share Exchange (the “Agreement”) with Life Protection, Inc., a North Carolina corporation (“Life Protection”) and shareholders of Life Protection (the “Life Protection Holders”).  Pursuant to the Agreement, the Company shall acquire, from the Life Protection Holders, all of the capital stock of Life Protection in exchange for an aggregate of 1,118,750 shares of the Company’s newly issued shares of common stock, par value $.001 per share. The transaction has not yet been consummated and is subject to a number of customary regulatory and other closing conditions, including an audit of Life Protection.

On July 22, 2010, Green House Soluciones, S.A. de C.V., a subsidiary of the Company, entered into an agreement to purchase approximately 25 acres of land in Jalisco, Mexico, for a total price of approximately US$306,000. A 10% deposit of approximately US$31,000 was paid on July 22, 2010. The balance of the purchase price is payable as follows:
approximately US$62,000 on August 20, 2010 and 10 monthly payments of approximately US$21,000 beginning on September 30, 2010 and ending on June 30, 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2010, we funded our operations through financing activities consisting primarily of private placements of equity securities with outside investors, and by loans from shareholders. Our principal use of funds during the six months ended June 30, 2010 has been for the ongoing development of our projects for the efficient conversion of cellulosic and sugar based waste streams into Ethanol; the ongoing development of relationships with potential corporate and government customers for our energy saving solutions; the expansion of our sales and marketing infrastructure to increase our revenue from our energy saving solutions to residential customers; and for general corporate expenses.

Liquidity and Capital Resources during the six months ended June 30, 2010 compared to the six months ended June 30, 2009

During the six months ended June 30, 2010, the Company raised $2,424,608 by issuing common stock to outside investors, raised $416,638 by issuing notes payable to shareholders and repaid $575,982 of notes payable to shareholders. During the six months ended June 30, 2009, the Company did not issue any equity securities and raised approximately $220,000 by issuing notes payable to shareholders.

During the six months ended June 30, 2010, the holders of the Company’s Convertible Notes that were issued in 2009 were given the opportunity to convert their notes into shares of common stock at a price of $1.275 per share, prior to the occurrence of the terms stated in the Convertible Notes.  All of the holders of the Convertible Notes, which were recorded at $750,000 at December 31, 2009, elected to convert their notes, and accrued interest of $23,533, into 606,693 shares of the Company’s common stock in January 2010.

Liquidity and Capital Resource Plan for the year ended December 31, 2010

For the remainder of 2010, the Company intends to fund its operations by continuing to raise proceeds from its current equity financing up to the maximum amount of $5 million, which will enable it to expand its revenue-generating home improvement product offering in the current markets it serves, as well as in new markets it will start to operate in. Proceeds from the Company’s current equity financing will also be used for the ongoing development of our projects for the efficient conversion of cellulosic and sugar based waste streams into Ethanol; the ongoing development of relationships with potential corporate and government customers for our energy saving solutions; the expansion of our sales and marketing infrastructure. As of August 6, 2010, the Company had raised an aggregate of approximately $2,850,000 from this current equity financing. In addition to its current equity financing, the Company is pursuing working capital debt financing as well as project-specific debt financing to develop its alternative energy projects for sale or lease to customers. However, there can be no assurance that any such financing will be available to the Company on favorable terms, if at all.

Index

RESULTS OF OPERATIONS

Results of Operations for the six months ended June 30, 2010 compared to the six months ended June 30, 2009

Revenues for the six months ended June 30, 2010 were approximately $2,704,000 compared to approximately $1,816,000 for the six months ended June 30, 2009, an increase of approximately $888,000 or 49%. This increase was due to increased sales of our energy efficient products and services to residential customers as a result of our expansion of our sales and marketing infrastructure. Gross profit percentage increased from 31% for the six months ended June 30, 2009 to 44% for the six months ended June 30, 2010 due to our increased focus on negotiating better prices and discounts from our suppliers and vendors, our increased focus on sales training and customer pricing, and sales of higher margin products and services. For the 2009 fiscal year and for the six months ended June 30, 2010, the Company's gross profit percentage has fluctuated between approximately 40% and 50% due to normal fluctuations in the sales mix of products and services.

Operating expenses for the six months ended June 30, 2010 were approximately $2,716,000 compared to approximately $1,216,000 for the six months ended June 30, 2009, an increase of approximately $1,500,000. Approximately $780,000 of this increase was due to the increase in the number of employees needed to support our growth, and the related payroll burden costs. Approximately $300,000 of the increase was due to increased sales and marketing expenses that resulted in the increase in revenues of our energy efficient products and services to residential customers described above, as well as the increase in expenses to support the sales and marketing efforts of our alternative energy products and services, such as water purification and vapor compression systems, and ethanol production systems. The remaining $420,000 of the increase was due to an increase in general corporate expenses, including expenses associated with being a publicly-traded company, such as investor relations, public relations, audit and legal fees, and expenses associated with our growth, such as general liability insurance and travel expense.

Interest expense for the six months ended June 30, 2010 was approximately $208,000 compared to approximately $6,000 for the six months ended June 30, 2009, an increase of approximately $202,000. Approximately $137,000 of this was due to the non-cash accounting entry to record the expense related to the beneficial conversion of the Convertible Notes which were converted at a 15% discount to the Company’s current equity financing.  The remaining increase of approximately $65,000 was due to an increase in debt for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Other expense for the six months ended June 30, 2010 was $250,000 compared to $-0- for the six months ended June 30, 2009. This expense was due to the one-time costs associated with effecting the reverse merger that took place during our first quarter.

As a result, net loss was approximately $1,983,000 for the six months ended June 30, 2010 compared to a net loss of approximately $656,000 for the six months ended June 30, 2009.

Results of Operations for the three months ended June 30, 2010 compared to the three months ended June 30, 2009

Revenues for the three months ended June 30, 2010 were approximately $1,601,000 compared to approximately $1,192,000 for the three months ended June 30, 2009, an increase of approximately $409,000 or 34%. This increase was due to increased sales of our energy efficient products and services to residential customers as a result of our expansion of our sales and marketing infrastructure. Gross profit percentage increased from 35% for the three months ended June 30, 2009 to 40% for the three months ended June 30, 2010 due to our increased focus on negotiating better prices and discounts from our suppliers and vendors, and on our increased focus on sales training and customer pricing, and sales of higher margin products and services.

Operating expenses for the three months ended June 30, 2010 were approximately $1,641,000 compared to approximately $731,000 for the three months ended June 30, 2009, an increase of approximately $910,000. Approximately $508,000 of this increase was due to the increase in the number of employees to support our growth, and the related payroll burden costs. Approximately $245,000 of the increase was due to increased sales and marketing expenses that resulted in the increase in revenues of our energy efficient products and services to residential customers described above, as well as the increase in expenses to support the sales and marketing efforts of our alternative energy products and services, such as water purification and vapor compression systems, and ethanol production systems. The remaining $157,000 of the increase was due to an increase in general corporate expenses, including legal fees, general liability insurance and travel expense.

Index

Interest expense for the three months ended June 30, 2010 was approximately $64,000 compared to approximately $5,000 for the three months ended June 30, 2009, an increase of approximately $59,000.

As a result, net loss was approximately $1,058,000 for the three months ended June 30, 2010 compared to a Net Loss of approximately $317,000 for the three months ended June 30, 2009.

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting for bad debts, our estimate of billings in excess of costs and estimated earnings and percentage of completion on jobs in process. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations. We suggest that our significant accounting policies be read in conjunction with this Management's Discussion and Analysis of Financial Condition.

Off-Balance Sheet Arrangements

Beyond the guarantee of the Miles litigation discussed in Part II, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is not exposed to market risk related to interest rates or foreign currencies.

Item 4. Controls and Procedures.

Our management evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving their objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives and the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the ”reasonable assurance” level. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms; and (2) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Index

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Miles Litigation

On September 3, 2009, Keith A. Miles, a shareholder and former employee of the Registrant commenced an action entitled Keith Miles v. R Squared Contracting, Inc., dba Greenhouse Builders; Robert Russell Earnshaw; John Galt; Galt Corp.; and Does 1 through 25, San Diego Superior Court case number 37-2009-00097598-CU-BC-CTL.  Miles alleged that the Company breached the Management Agreement and Shareholder Agreement executed among the parties when Miles was terminated.  The action was settled in March 2010 in accordance with a Settlement Agreement and Mutual Release whereby Robert Russell Earnshaw and John Galt, who are directors, officers and principal shareholders of the Company, and as well as Galt Corp. an entity over which John Galt holds voting and dispositive power, agreed to acquire a certain number of shares of the Company’s Common Stock held by Miles for the purchase price of $500,000.  The Company has guaranteed the payment for the shares. All scheduled payments under the Settlement Agreement have been made to date.

SalesForce.com

In March 2010, the Company was threatened with litigation by SalesForce.com, Inc., a San Diego based software licensing company.  SalesForce.com alleged that the Company failed to remit payment in the amount of $75,000 for software licenses purportedly provided by SalesForce.com, Inc. In July 2010, the Company entered into a Payment Agreement with SalesForce.com. All scheduled payments under the Payment Agreement have been made to date. The remaining balance under the Payment Agreement is $37,800.

Except as set forth above, no director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 1A. Risk Factors

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

Index

The Company continues to raise proceeds from its current equity financing up to the maximum amount of $5 million but there can be no assurance that such proceeds will continue to be available to the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities.

The Company has issued 1,901,108 shares of its common stock and warrants to purchase an additional 627,353 shares of its common stock upon consummation of a private offering of the Company’s securities that began on January 7, 2010 through August 6, 2010.  All of the warrants subscribed for in the offerings are exercisable at the price of $2.50 per share and expire in three years.

The sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D and Regulation S promulgated thereunder. The agreements executed in connection with this sale contain representations to support the Registrant’s reasonable belief that the investor had access to information concerning the Registrant’s operations and financial condition, the investor acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the investors are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Registrant made no solicitation in connection with the sale other than communications with the investor; the Registrant obtained representations from the investor regarding their investment intent, experience and sophistication; and the investor either received or had access to adequate information about the Registrant in order to make an informed investment decision.  All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

On July 21, 2010, the Company and its wholly-owned subsidiary, Green House Holdings, Inc., signed a definitive Agreement and Plan of Share Exchange (the “Agreement”) with Life Protection, Inc., a North Carolina corporation (“Life Protection”) and shareholders of Life Protection (the “Life Protection Holders”).  Pursuant to the Agreement, the Company shall acquire, from the Life Protection Holders, all of the capital stock of Life Protection in exchange for an aggregate of 1,118,750 shares of the Company’s newly issued shares of common stock, par value $.001 per share. The transaction has not yet been consummated and is subject to a number of customary regulatory and other closing conditions, including an audit of Life Protection.

On July 22, 2010, Green House Soluciones, S.A. de C.V., a subsidiary of the Company, entered into an agreement to purchase approximately 25 acres of land in Jalisco, Mexico, for a total price of approximately US$306,000. A 10% deposit of approximately US$31,000 was paid on July 22, 2010. The balance of the purchase price is payable as follows:
approximately US$62,000 on August 20, 2010 and 10 monthly payments of approximately US$21,000 beginning on September 30, 2010 and ending on June 30, 2011.

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
Date: August 13, 2010

By:	/s/ Justin Farry
Name: Justin Farry
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: August 13, 2010