Form 10-Q
period 2010-09-30
GreenHouse Holdings, Inc.
filed 2010-11-15
CIK 1444177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐ No ☐

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 9, 2010: 23,902,070 shares of common stock, par value $0.001 per share.

GREENHOUSE HOLDINGS, INC.
FORM 10-Q
September 30, 2010
INDEX

PART I-- FINANCIAL INFORMATION

Index

Item 1. Financial Information

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS	Page #

Condensed Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	F-1 – F-2

Condensed Consolidated Statements of Operations for the three months ended September 30, 2010 and 2009 (Unaudited) and for the nine months ended September 30, 2010 and 2009 (Unaudited)	F-3
Condensed Consolidated Statement of Stockholders' Equity/(Deficit) for the nine months ended September 30, 2010	F-4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (Unaudited)	F-5 – F-6

Notes to the Condensed Consolidated Financial Statements (Unaudited)	F-7 – F-17

Index

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)

ASSETS
Current assets:
Cash	$279,577	$3,869
Accounts receivable	2,224,871	887,503
Prepaid expenses	153,684	15,260
Deferred issuance costs	-	152,740
Other current assets	82,486	300

Total current assets	2,740,618	1,059,672

Property and equipment, net	493,832	165,953

Non-current assets:
Goodwill	3,502,105	-
Other intangibles	3,600	-
Security deposits	7,546	6,000
Distribution rights	700,000	500,000

Total assets	$7,447,701	$1,731,625

See accompanying notes to condensed consolidated financial statements.

Index

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$992,850	$588,958
Accrued expenses	409,466	213,397
Billings in excess of costs and estimated earnings	1,923,867	999,091
Advances from officers	56,624	63,206
Current portion of notes payable	231,491	12,914
Current portion of notes payable, related parties	146,857	210,454

Total current liabilities	3,761,155	2,088,020

Notes payable, net of current portion	31,037	794,033
Notes payable, net of current portion, related parties	688,143	945,082

Total liabilities	4,480,335	3,827,135

Commitments and contingencies

Shareholders' equity/(deficit):
Preferred stock,$.001 par value, 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par value, 1,000,000 shares authorized, 800,000 shares issued and outstanding at December 31, 2009	-	12,560
Common stock, $.001 par value, 300,000,000 shares authorized, 25,220,824 shares issued and outstanding at September 30, 2010	25,221	-
Additional paid in capital	8,026,597	-
Accumulated deficit	(5,082,693)	(2,108,070)
Noncontrolling interest	(1,759)	-

Total shareholders' equity/(deficit)	2,967,366	(2,095,510)

Total liabilities and shareholders' equity/(deficit)	$7,447,701	$1,731,625

See accompanying notes to condensed consolidated financial statements.

Index

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)

Revenues	$1,724,277	$1,670,639	$4,427,951	$3,486,217

Cost of goods sold	1,081,904	952,579	2,594,196	2,201,725

Gross profit	642,373	718,060	1,833,755	1,284,492

Operating expenses:
Compensation	728,547	374,664	2,010,553	876,456
Selling, general and administrative	876,424	678,825	2,310,409	1,393,420

Total operating expenses	1,604,971	1,053,489	4,320,962	2,269,876

Loss from operations	(962,598)	(335,429)	(2,487,207)	(985,384)

Other expense:
Interest	(28,867)	(27,455)	(237,416)	(33,408)
Other expense	-	-	(250,000)	-

Net loss	$(991,465)	$(362,884)	$(2,974,623)	$(1,018,792)

Basic net loss per common share	$(0.04)	$(0.45)	$(0.13)	$(1.27)

Weighted average number of common shares outstanding - basic	23,979,685	800,000	22,840,848	800,000

See accompanying notes to condensed consolidated financial statements.

Index

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)

	Common Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Noncontrolling interest	Total

Balance, December 31, 2009 (Audited)	800,000	$12,560	$-	$(2,108,070)	$-	$(2,095,510)

Retirement of shares in share exchange on January 7, 2010	(800,000)	(12,560)	-	-	-	(12,560)

Issuance of shares in share exchange on January 7, 2010	19,800,000	19,800	(7,240)	-	-	12,560

Issuance of shares for reverse merger on January 7, 2010	1,200,000	1,200	(1,200)	-	-	-

Compensation expense of stock options issued to employees and consultants	-	-	15,236	-	-	15,236

Stock issued for converted debt	685,125	685	872,848	-	-	873,533

Beneficial conversion expense of converted debt	-	-	154,153	-	-	154,153

Stock issued for stock subscriptions	2,264,449	2,264	3,394,343	-	-	3,396,607

Stock issuance costs	-	-	(273,973)	-	-	(273,973)

Stock issued for Distribution Rights	50,000	50	199,950	-	-	200,000

Stock issued for Investor Relations Services	102,500	103	127,648	-	-	127,751

Issuance of shares for acquisition of Life Protection, Inc.	1,118,750	1,119	3,545,319	-	-	3,546,438

Noncontrolling interest	-	-	-	-	(1,759)	(1,759)

Net loss	-	-	-	(2,974,623)	-	(2,974,623)

Balance, September 30, 2010 (Unaudited)	25,220,824	$25,221	$8,026,597	$(5,082,693)	$(1,759)	$2,967,366

See accompanying notes to condensed consolidated financial statements.

Index

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended September 30,
	2010 (Unaudited)	2009 (Unaudited)
Cash flows from operating activities:
Net loss	$(2,974,623)	$(1,018,792)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	38,890	37,985
Common stock and options issued for services	79,991	-
Beneficial conversion of converted debt	154,153	-
Changes in operating assets and liabilities:
Accounts receivable	(1,337,368)	(1,129,774)
Prepaid expenses	(75,674)	-
Other current assets	(82,186)	(91,292)
Security deposits	(1,546)	-
Accounts payable	403,892	519,933
Accrued expenses	219,602	8,098
Billings in excess of costs and estimated earnings	924,776	1,124,607

Net cash flows used in operating activities	(2,650,093)	(549,235)

Cash flows from investing activities:
Purchase of other intangibles	(3,600)	-
Net cash received from acquisition	42,333	-
Purchase of property and equipment	(366,769)	-

Net cash flows used in investing activities	(328,036)	-

Cash flows from financing activities:
Deferred issuance costs	(121,233)	(127,622)
Advances from officers	94,527	-
Repayments to officers	(101,109)	-
Payments on notes payable	(105,221)	(7,938)
Payments on notes payable, related parties	(610,364)	-
Proceeds from notes payable	310,802	625,000
Proceeds from notes payable, related parties	389,828	180,937
Proceeds from share issuances	3,396,607	-

Net cash flows provided by financing activities	3,253,837	670,377

Net increase in cash	275,708	121,142

Cash at beginning of period	3,869	-

Cash at end of period	$279,577	$121,142

See accompanying notes to condensed consolidated financial statements.

Index

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	Nine months ended September 30,
	2010 (Unaudited)	2009 (Unaudited)
Cash paid during the period for:
Interest	$114,361	$-

Income taxes	$800	$-

Non-cash investing and financing activities:
Purchase of vehicle from proceeds of note payable	$-	$26,287

Notes payable to related parties for acquisition of distribution rights	$-	$500,000

Conversion of notes payable to common stock	$873,533	$-

Deferred issuance costs adjusted to additional paid in capital in conjunction with share issuances	$273,973	$-

Issuance of 1,200,000 shares for reverse merger	$1,200	$-

Issuance of 50,000 shares of common stock in exchange for assignment of distribution rights	$200,000	$-

Issuance of 45,000 shares of common stock for prepaid services	$60,750	$-

Issuance of 1,118,750 shares of common stock for acquisition of Life Protection, Inc.	$3,504,105	$-

See accompanying notes to condensed consolidated financial statements.

Index

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and operations

R Squared Contracting, Inc. (“R Squared”) was incorporated in the State of California on January 2, 2007.  Green House Holdings, Inc. (“GHH”) was organized under the laws of the State of Nevada on September 18, 2009.  On September 20, 2009, a securities exchange agreement was entered into by and among GHH and R Squared and all of the equity holders of R Squared (“R Squared Shareholders”).  Under this agreement, GHH acquired all of the issued and outstanding shares of R Squared from the R Squared Shareholders in exchange for an aggregate of 800,000 shares of GHH common stock.  R Squared became a wholly owned subsidiary of GHH and the 800,000 shares represent 100% of the total outstanding shares of GHH.

On January 7, 2010, GreenHouse Holdings, Inc., f/k/a Custom Q, Inc. (“GreenHouse” or the "Company") approved an amendment to its Articles of Incorporation (the “Amendment”) to change its name to GreenHouse Holdings, Inc. and to effect a forward-split such that 5 shares of common stock were issued for every 1 share of common stock issued and outstanding immediately prior to filing of the Amendment (the “Forward Split”).  On January 7, 2010, GreenHouse entered into an Agreement and Plan of Share Exchange (the “Exchange Agreement”) with Green House Holdings, Inc., a Nevada corporation, and the stockholders of GHH whereby GreenHouse acquired all of the issued and outstanding common stock of GHH in exchange (the “Exchange”) for 19,800,000 newly issued shares of common stock and options to purchase 784,000 shares of common stock (after giving effect to the Forward Split) of GreenHouse. As a result, GreenHouse completed a reverse merger in which GHH merged with the Company and GHH became a wholly-owned subsidiary of the Company (the “Merger”).

On June 2, 2010, the Company incorporated a 99.8% owned subsidiary in Mexico, Green House Soluciones S.A. de C.V. ("GH Soluciones").

On September 8, 2010, the Company and its wholly-owned subsidiary, Green House Holdings, Inc., entered into an Agreement and Plan of Share Exchange (the “ LPI Agreement”) with Life Protection, Inc., a North Carolina corporation (“Life Protection”) and shareholders of Life Protection (the “Life Protection Holders”). Life Protection provides innovative training, support, design and construction of facilities and services to meet the needs of the U.S. government, military, and law enforcement agencies. As a result of this acquisition, the Company is expected to yield significant cross-selling opportunities in government markets. Pursuant to the LPI Agreement, the Company acquired, from the Life Protection Holders, all of the capital stock of Life Protection in exchange for an aggregate of 1,118,750 shares of the Company’s newly issued shares of common stock, par value $.001 per share. The purchase price was determined by the total market value of the newly issued shares on September 8, 2010, totaling $3,546,348, which was based on the closing market price of the Company's common stock on the acquisition date. The acquisition has been accounted for under the purchase method. The initial accounting of the excess of the purchase price paid over the fair value of the assets and liabilities acquired is not complete as a significant portion of the assets acquired were intangible assets that need to be appraised. As a result, the full amount of the excess of the purchase price paid over the fair value of the assets and liabilities has been classified as goodwill as of September 30, 2010. Tangible assets and liabilities acquired were deemed to be insignificant. None of the goodwill recognized is expected to be deductable for income tax purposes. Revenue and loss generated by Life Protection from the acquisition date through September 30, 2010 was $0 and $(21,481), respectively.

The Company is headquartered in San Diego, California and provides energy-efficiency products, energy management systems, eco-friendly infrastructure, scalable waste-to-fuel bio-fuel and closed loop systems, as well as other proprietary technologies and products that are financially sound and sustainable to residential, commercial, industrial and government markets around the globe.

Index

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, all adjustments (which include only normal recurring adjustments except as noted in management's discussion and analysis of financial condition and results of operations) necessary to present fairly the financial position, results of operations and changes in cash flows have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 2009 Annual Report on Form 10-K, filed April 15, 2010.  The results of operations for the nine months ended September 30, 2010, are not necessarily indicative of the operating results for the full year.

Certain items on the condensed consolidated statements of operations have been reclassified in the prior period to conform to current period presentation.

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

Significant estimates included in these financial statements are: (a) revenue recognition on uncompleted contracts and billings in excess of costs and estimated earnings, and (b) allocation of the Life Protection purchase price between the fair value of the assets acquired and goodwill. The revenue recognition estimates are based on the ratio that actual costs incurred to date bear to estimated costs at completion. The purchase price allocation estimates are incomplete and the Company's management is in the process of finalizing the accounting of the purchase.  It is at least reasonably possible that a change in these estimates will occur in the near term.

Consolidation

The consolidated financial statements include the accounts of GHH and it’s subsidiaries, R Squared, Life Protection and GH Soluciones.  All material intercompany balances have been eliminated in consolidation. Life Protection has a 49% membership interest in LPI R.O.A.D.House, LLC. The non-controlling interest of the outside shareholders of LPI R.O.A.D.House, LLC is recorded in the condensed consolidated balance sheet and the condensed consolidated statement of operations for the noncontrolling shareholders’ share in the net assets and the income or loss of subsidiaries, respectively.

Index

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

New accounting pronouncements

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

Accounts receivable

The Company grants unsecured credit to individuals primarily located in Southern California.  Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expenses, if any.  At September 30, 2010 and December 31, 2009, the allowance for doubtful accounts is $0.

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

Index

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net loss per common share

Net loss per common share is computed pursuant to FASB ASC 260, Earnings Per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of September 30, 2009.  As of September 30, 2010, there were 973,359 warrants and 1,335,000 options outstanding to purchase shares of common stock. However, these potentially dilutive shares are considered to be anti-dilutive and are therefore not included in the calculation of net loss per share.

Stock Based Compensation

For employee stock options issued under the Company’s stock-based compensation plans, the fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model, and an estimated forfeiture rate is used when calculating stock-based compensation expense for the period. For employee restricted stock awards and units issued under the Company’s stock-based compensation plans, the fair value of each grant is calculated based on the Company’s stock price on the date of grant and an estimated forfeiture rate when calculating stock-based compensation expense for the period. The Company recognizes the compensation cost of stock-based awards over the vesting period of the award.

 The Company accounts for stock-based compensation awards to non-employees in accordance with FASB ASC 505-50, Equity-Based Payments to Non-Employees ("ASC 505-50"). Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options issued to non-employees are recorded in expense and additional paid-in capital in stockholders' equity/(deficit) over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options at the end of each period.

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

The risk-free interest rate ranged from 1.9% to 3.2%, expected volatility ranged from 49% to 92% at the time all options were granted, the dividend yield was assumed to be zero, and the expected life of the options was assumed to be between five and six and one half years based on the average vesting period of options granted.  For the nine months ended September 30, 2010 and 2009, the Company expensed $15,236 and $0 of stock option expense, respectively. For the three months ended September 30, 2010 and 2009, the Company did not have any stock option expense.

Index

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 3. Property and equipment

On July 22, 2010, Green House Soluciones, S.A. de C.V., a subsidiary of the Company, purchased approximately 25 acres of land in Jalisco, Mexico, for a total price of approximately $315,000. The purchase was financed by a promissory note to the sellers. The note is non-interest bearing and is secured by the land. A 10% deposit of approximately $31,000 was paid on July 22, 2010 and an additional payment of $62,000 was made on August 20, 2010. The balance of the purchase price is payable is 10 monthly payments of approximately $21,000 beginning on September 30, 2010 and ending on June 30, 2011.

Index

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Billings in excess of costs and estimated earnings

Billings in excess of costs and estimated earnings as of September 30, 2010 and December 31, 2009 consist of the following:

	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)

Costs incurred on uncompleted contracts	$363,163	$378,986
Estimated earnings	222,366	190,290

	585,529	569,276

Less: billings to date	2,509,396	1,568,367

Billings in excess of costs and estimated earnings	$(1,923,867)	$(999,091)

As of September 30, 2010 and December 31, 2009, there was a backlog of approximately $1,501,000 and $547,000, respectively.

Note 5.  Advances from officers

During the nine months ended September 30, 2010, the Company received unsecured advances of $35,346 from Justin Farry, its Chief Financial Officer. The amount owing on the advances was $15,346 and $0 as of September 30, 2010 and December 31, 2009, respectively.

During the year ended December 31, 2009, the Company received an unsecured advance of $25,618 from Chris Ursitti, its Chief Executive Officer. During the nine months ended September 30, 2010, the Company received an additional $59,181 in unsecured advances. The amount owing on the advances was $10,990 and $25,618 as of September 30, 2010 and December 31, 2009, respectively.

During the nine months ended September 30, 2010, the Company repaid $7,300 on an advance from Russ Earnshaw, its President. The amount owing on the advance was $30,288 and $37,588 as of September 30, 2010 and December 31, 2009, respectively.

Index

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Related party promissory notes

On October 8, 2008, the Company issued an unsecured promissory note (the “Note”) to Pacific Consortium Investments (“Pacific”) in the amount of $300,000. Interest accrues on the note at the rate of 5% per annum. Under the term of the Note, the Company shall make 36 monthly payments beginning on June 15, 2010.  Subsequent to execution of the Note, Pacific advanced the Company additional amounts totaling $200,000 which are treated as additional borrowings under the Note. The controlling party of Pacific is an unaffiliated shareholder of the Company. The principal amount owing under the Note was $490,000 and $500,000 as of September 30, 2010 and December 31, 2009, respectively.

During the nine months ended September 30, 2010, the Company borrowed $247,728 from Galt Corp. The controlling party of Galt Corp. is the Company’s Executive Chairman. The note was unsecured, non-interest bearing, and due on demand. The note was fully repaid during the nine months ended September 30, 2010.

During the year ended December 31, 2009, the Company issued an unsecured note payable in the amount of $300,000 and received an additional unsecured loan in the amount of $30,536 from one of its principal shareholders and Chief Executive Officer.  During the nine months ended September 30, 2010, the Company received an additional unsecured loan in the amount of $42,100 from its principal shareholder and Chief Executive Officer. The note has a stated interest rate of 4%, with interest payments due monthly, and is due upon receipt of equity financing by the Company of at least $5 million.  The unsecured loans were fully repaid during the nine months ended September 30, 2010. The amount owing under the note as of September 30, 2010 and December 31, 2009 was $215,000 and $300,000, respectively. The loans are non-interest bearing. The amount owing under the loans was $0 and $30,536 as of September 30, 2010 and December 31, 2009, respectively.

During the year ended December 31, 2009, the Company issued an unsecured note payable in the amount of $100,000 to an unaffiliated shareholder. Principal in the amount of $100,000 plus a one-time interest payment of $10,000 was due on May 28, 2010, however, the shareholder agreed to accept weekly repayments of $5,000 until the note was fully repaid. The principal amount owing under the note was $20,000 and $100,000 as of September 30, 2010 and December 31, 2009, respectively. The note was fully repaid subsequent to September 30, 2010.

During the nine months ended September 30, 2010, the Company issued an unsecured note payable in the amount of $100,000 to an unaffiliated shareholder.  The note was non-interest bearing. The note was fully repaid during the nine months ended September 30, 2010.

During the year ended December 31, 2009, the Company issued two unsecured notes payable of $100,000 each to unaffiliated shareholders. During the nine months ended September 30, 2010, one of the Company's unaffiliated shareholders elected to discharge the note by entering into a Securities Purchase agreement with the Company for 78,432 shares of the Company's common stock and warrants to purchase an additional 25,883 shares of the Company's common stock at an exercise price of $2.50 per share and expiring in three years. The other note is due on December 31, 2011 and is non-interest bearing. The principal amount owing under the notes was $100,000  and $200,000 as of September 30, 2010 and December 31, 2009, respectively.

During the year ended December 31, 2009, the Company issued an unsecured note payable in the amount of $25,000 to an unaffiliated shareholder.  This note is payable upon receipt of equity financing by the Company and is non-interest bearing. The note holder will receive 15,000 shares of common stock upon receipt of equity financing by the Company. The amount owing under the note was $10,000 and $25,000 as of September 30, 2010 and December 31, 2009, respectively.

Index

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Reverse merger

On January 7, 2010, GreenHouse Holdings, Inc., f/k/a Custom Q, Inc. (“GreenHouse”) approved an amendment to its Articles of Incorporation (the “Amendment”) to change its name to GreenHouse Holdings, Inc. and to effect a forward-split such that 5 shares of common stock were issued for every 1 share of common stock issued and outstanding immediately prior to filing of the Amendment (the “Forward Split”).  On January 7, 2010, GreenHouse entered into an Agreement and Plan of Share Exchange (the “Exchange Agreement”) with Green House Holdings, Inc., a Nevada corporation (“GHH” or the “Company”), and the stockholders of GHH whereby GreenHouse acquired all of the issued and outstanding common stock of GHH in exchange (the “Exchange”) for 19,800,000 newly issued shares of common stock and options to purchase 784,000 shares of common stock (after giving effect to the Forward Split) of GreenHouse. As a result, GreenHouse completed a reverse merger in which GHH merged with the Company and GHH became a wholly-owned subsidiary of the Company (the “Merger”).

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

As part of the Amendment, GreenHouse increased its authorized capital to include 300,000,000 shares of common stock, $.001 par value per share, of which 25,220,824 shares were issued and outstanding on September 30, 2010, and 10,000,000 shares of preferred stock, $.001 par value per share, of which no shares were issued and outstanding on September 30, 2010.

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

Index

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  2010 Equity plan

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

In addition to the above, during the nine months ended September 30, 2010, the Company granted 461,000, 15,000 and 75,000 options to purchase Company stock to certain employees, consultants and Independent Board members, respectively. Of these options, 371,000, 15,000 and 75,000 were granted during the three months ended September 30, 2010. These options vest through September 8, 2013 and the exercise price ranges from $1.50 to $4.50 per share.

	Number of Options and Warrants			Weighted Average Exercise
	Employee	Non-employee	Total	Price
Outstanding December 31, 2009	-	-	-	-

Granted	944,000	391,000	1,335,000	$2.28

Exercised	-	-	-	-

Cancelled or expired	-	-	-	-

Outstanding September 30, 2010	944,000	391,000	1,335,000	$2.28

Note 9.  Private offering of equity securities

Subsequent to the reverse merger, the Company accepted additional subscriptions in an offering of its units comprised of 16,667 shares of common stock and warrants to purchase an additional 5,500 shares of common stock at an exercise price of $2.50 per share and expiring in three years (the ”Units”) offered pursuant to Regulation D of the Securities Act of 1933, as amended. The Company sold an aggregate of 135.86 Units for a total of $3,396,610 during the nine months ended September 30, 2010.

Index

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Legal proceedings

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

On September 3, 2009, Keith A. Miles, a shareholder and former employee of the Registrant commenced an action entitled Keith Miles v. R Squared Contracting, Inc., dba Greenhouse Builders; Robert Russell Earnshaw; John Galt; Galt Corp.; and Does 1 through 25, San Diego Superior Court case number 37-2009-00097598-CU-BC-CTL.  Miles alleged that the Company breached the Management Agreement and Shareholder Agreement executed among the parties when Miles was terminated.  The action was settled in March 2010 in accordance with a Settlement Agreement and Mutual Release whereby Robert Russell Earnshaw and John Galt, who are directors, officers and principal shareholders of the Company, and as well as Galt Corp. an entity over which John Galt holds voting and dispositive power, agreed to acquire a certain number of shares of the Company’s common stock held by Miles for the purchase price of $500,000.  The Company has guaranteed the payment for the shares. All scheduled payments under the Settlement Agreement have been made to date, except for the final balance due of $35,000, payment of which has been extended to November 30, 2010.

In March 2010, the Company was threatened with litigation by SalesForce.com, Inc., a San Diego based software licensing company.  SalesForce.com alleged that the Company failed to remit payment in the amount of $75,000 for software licenses purportedly provided by SalesForce.com, Inc. In July 2010, the Company entered into a payment agreement with SalesForce.com. All scheduled payments under the payment agreement have been made to date. The remaining balance under the payment agreement is $37,800, payable in 3 equal, bi-annual installments beginning February 2011.

On October 20, 2010, the Company and its wholly-owned subsidiary Life Protection, Inc. commenced an action against Cardinal Design-Build of the Carolinas, LLC and Robert O. Walker in the Superior Court of Wayne County, North Carolina, to administratively dissolve LPI R.O.A.D.House, LLC (“LPI-Roadhouse”) alleging unauthorized payments, misappropriation of LPI-Roadhouse’s assets and deadlock among LPI-Roadhouse’s members.  On November 9, 2010, the parties consented to dissolve LPI-Roadhouse, equally distribute any funds in LPI-Roadhouse bank accounts, LPI will retain all intellectual property related to LPI-Roadhouse, to dismiss the action and settle all claims against each other in consideration for the allocation of proceeds of certain, pending projects.

Note 11.  Convertible notes

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

Index

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Subsequent Events

Subsequent to September 30, 2010, one of the Company's shareholders holding an unsecured note payable in the amount of $100,000 elected to discharge the note by entering into a Securities Purchase agreement with the Company for 100,000 shares of the Company's common stock and warrants to purchase an additional 30,000 shares of the Company's common stock at an exercise price of $2.00 per share and expiring in five years.

Subsequent to September 30, 2010, the Company accepted additional subscriptions in an offering of its Units and sold an aggregate of 10.8 Units for a total of $270,000.

On October 22, 2010, the Company consummated a Securities Purchase Agreement with certain purchasers, whereby the Company issued debentures in an aggregate amount of $344,828 and warrants to purchase 137,931 shares of common stock, par value $0.001 per share, at the price of $2.50 per share which expires in five years.

Note 13. Unaudited Pro Forma Condensed Combined Statement of Operations

The following unaudited pro forma condensed combined statement of operations is presented to illustrate the estimated effects of the LPI Agreement. The unaudited pro forma condensed combined statement of operations was prepared using the unaudited historical condensed statement of operations of the Company and Life Protection. The unaudited pro forma condensed combined statement of operations should be read in conjunction with the Company's audited statement of operations for the year ended December 31, 2009 which is included in its December 31, 2009 Annual Report on Form 10-K.

The unaudited pro forma condensed combined statements of operations for the nine months ended September 30, 2010 assumes that the LPI Agreement was consummated at the beginning of the period presented. The unaudited pro forma condensed combined statement of operations for the nine months ended September 30, 2010 combines the unaudited condensed statement of operations of the Company for the nine months ended September 30, 2010 with the unaudited condensed statement of operations of Life Protection for the period January 1, 2010 to September 8, 2010.

The information presented in the unaudited pro forma condensed combined statement of operations does not purport to represent what our results of operations would have been had the LPI Agreement occurred as of the dates indicated, nor is it indicative of our future results of operations for any period. You should not rely on this information as being indicative of the historical results that would have been achieved had the companies always been combined or the future results that the combined company will experience after the LPI Agreement. The unaudited pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable under the circumstances.

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

	GreenHouse
	Holdings, Inc.	Life		Pro
	and Subsidiaries	Protection, Inc.	Pro Forma	Forma
	Historical	Historical	Adjustments	Notes	Combined

Revenues	$4,427,951	$3,021,695	$-		$7,449,646

Cost of goods sold	2,594,196	2,155,676	-		4,749,872

Gross profit	1,833,755	866,019	-		2,699,774

Operating expenses	4,320,962	264,514	-		4,585,476

(Loss)/income from operations	(2,487,207)	601,505	-		(1,885,702)

Other expense	(487,416)	(17,832)	-		(505,248)

Net (loss)/income before noncontrolling interest	$(2,974,623)	$583,673	-		$(2,390,950)

Net (income) attributable to noncontrolling interest	-	(415,155)	-		(415,155)

Net (loss)/income	(2,974,623)	168,518	-		(2,806,105)

Net loss per common share	$(0.13)	$0.52			$(0.12)

Weighted average number of common shares outstanding - basic	22,840,848	1,118,750	(83,285)		23,876,313

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

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2010, we funded our operations through financing activities consisting primarily of private placements of equity securities with outside investors, and by loans from shareholders and officers. Our principal use of funds during the nine months ended September 30, 2010 has been for the ongoing development of our projects for the efficient conversion of cellulosic and sugar based waste streams into Ethanol; the ongoing development of relationships with potential corporate and government customers for our energy saving solutions; the expansion of our sales and marketing infrastructure to increase our revenue from our energy saving solutions to residential customers; and for general corporate expenses.

Liquidity and Capital Resources during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

During the nine months ended September 30, 2010, the Company raised $3,396,607 by issuing common stock to outside investors, raised $389,828 by issuing notes payable to shareholders and repaid $610,364 of notes payable to shareholders. During the nine months ended September 30, 2009, the Company did not issue any equity securities, raised approximately $180,000 by issuing notes payable to shareholders, and raised $625,000 by issuing Convertible Notes to outside investors.

During the nine months ended September 30, 2010, the holders of the Company’s Convertible Notes that were issued in 2009 were given the opportunity to convert their notes into shares of common stock at a price of $1.275 per share, prior to the occurrence of the terms stated in the Convertible Notes.  All of the holders of the Convertible Notes, which were recorded at $750,000 at December 31, 2009, elected to convert their notes, and accrued interest of $23,533, into 606,693 shares of the Company’s common stock in January 2010.

Liquidity and Capital Resource Plan

For the remainder of 2010 and into 2011, the Company intends to fund its operations by continuing to raise proceeds from its current equity financing up to the maximum amount of $5 million, which will enable it to expand its revenue-generating home improvement product offering in the current markets it serves, as well as in new markets it will start to operate in. Proceeds from the Company’s current equity financing will also be used for the ongoing development of our projects for the efficient conversion of cellulosic and sugar based waste streams into Ethanol; the ongoing development of relationships with potential corporate and government customers for our energy saving solutions; and the expansion of our sales and marketing infrastructure. As of November 9, 2010, the Company had raised an aggregate of approximately $3,667,000 from this current equity financing. In addition to its current equity financing, on October 22, 2010, the Company consummated a Securities Purchase Agreement with certain purchasers, whereby the Company issued debentures in an aggregate amount of $344,828. This debt financing allows the Company to pursue the additional issuance of up to $770,172 of debentures. The Company is also pursuing working capital debt financing as well as project-specific debt financing to develop its alternative energy projects for sale or lease to customers. However, there can be no assurance that any such financing will be available to the Company on favorable terms, if at all.

Index

RESULTS OF OPERATIONS

Results of Operations for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Revenues for the nine months ended September 30, 2010 were approximately $4,428,000 compared to approximately $3,486,000 for the nine months ended September 30, 2009, an increase of approximately $942,000 or 27%. This increase was due to increased sales of our energy efficient products and services to residential customers as a result of our expansion of our sales and marketing infrastructure. Gross profit percentage increased from 37% for the nine months ended September 30, 2009 to 41% for the nine months ended September 30, 2010 due to our increased focus on negotiating better prices and discounts from our suppliers and vendors, our increased focus on sales training and customer pricing, and sales of higher margin products and services. For the 2009 fiscal year and for the nine months ended September 30, 2010, the Company's gross profit percentage has fluctuated between approximately 40% and 50% due to normal fluctuations in the sales mix of products and services.

Operating expenses for the nine months ended September 30, 2010 were approximately $4,321,000 compared to approximately $2,270,000 for the nine months ended September 30, 2009, an increase of approximately $2,051,000. Approximately $1,117,000 of this increase was due to the increase in the number of employees needed to support our growth, and the related payroll burden costs. Approximately $461,000 of the increase was due to increased sales and marketing expenses that resulted in the increase in revenues of our energy efficient products and services to residential customers described above, as well as the increase in expenses to support the sales and marketing efforts of our alternative energy products and services, such as water purification and vapor compression systems, and ethanol production systems. The remaining $369,000 of the increase was due to an increase in general corporate expenses, including expenses associated with being a publicly-traded company, such as investor relations, public relations, audit and legal fees, and expenses associated with our growth, such as general liability insurance and travel expense.

Interest expense for the nine months ended September 30, 2010 was approximately $237,000 compared to approximately $33,000 for the nine months ended September 30, 2009, an increase of approximately $204,000. Approximately $154,000 of this was due to the non-cash accounting entries to record the expense related to the beneficial conversion of the Convertible Notes and the related party promissory note which were converted at a 15% discount to the Company’s current equity financing.  The remaining increase of approximately $50,000 was due to an increase in debt for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Other expense for the nine months ended September 30, 2010 was $250,000 compared to $-0- for the nine months ended September 30, 2009. This expense was due to the one-time costs associated with effecting the reverse merger that took place during our first quarter.

As a result, net loss was approximately $2,975,000 for the nine months ended September 30, 2010 compared to a net loss of approximately $1,019,000 for the nine months ended September 30, 2009.

Results of Operations for the three months ended September 30, 2010 compared to the three months ended September 30, 2009

Revenues for the three months ended September 30, 2010 were approximately $1,724,000 compared to approximately $1,671,000 for the three months ended September 30, 2009, an increase of approximately $53,000 or 3%. This increase was due to increased sales of our energy efficient products and services to residential customers as a result of our expansion of our sales and marketing infrastructure. Gross profit percentage decreased from 43% for the three months ended September 30, 2009 to 37% for the three months ended September 30, 2010 due to normal fluctuations in the sales mix of products and services.

During the three months ended September 30, 2010, the Company received signed contracts totaling approximately $2,312,000, its highest quarterly amount through September 30, 2010, resulting in a backlog of $1,501,000 as of September 30, 2010.

Operating expenses for the three months ended September 30, 2010 were approximately $1,605,000 compared to approximately $1,053,000 for the three months ended September 30, 2009, an increase of approximately $552,000. Approximately $354,000 of this increase was due to the increase in the number of employees to support our growth, and the related payroll burden costs. Approximately $100,000 of the increase was due to increased sales and marketing expenses that resulted in the increase in revenues of our energy efficient products and services to residential customers described above, as well as the increase in expenses to support the sales and marketing efforts of our alternative energy products and services, such as water purification and vapor compression systems, and ethanol production systems. The remaining $98,000 of the increase was due to an increase in general corporate expenses, including legal fees, general liability insurance and travel expense.

Index

Interest expense for the three months ended September 30, 2010 was approximately $29,000 compared to approximately $27,000 for the three months ended September 30, 2009, an increase of approximately $2,000.

As a result, net loss was approximately $991,000 for the three months ended September 30, 2010 compared to a net loss of approximately $363,000 for the three months ended September 30, 2009.

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting for bad debts, our estimate of billings in excess of costs and estimated earnings and percentage of completion on jobs in process, and the allocation of the Life Protection purchase price between the fair value of the assets acquired and goodwill. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations. We suggest that our significant accounting policies be read in conjunction with this Management's Discussion and Analysis of Financial Condition.

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

Index

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

Index

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Miles Litigation

On September 3, 2009, Keith A. Miles, a shareholder and former employee of the Registrant commenced an action entitled Keith Miles v. R Squared Contracting, Inc., dba Greenhouse Builders; Robert Russell Earnshaw; John Galt; Galt Corp.; and Does 1 through 25, San Diego Superior Court case number 37-2009-00097598-CU-BC-CTL.  Miles alleged that the Company breached the Management Agreement and Shareholder Agreement executed among the parties when Miles was terminated.  The action was settled in March 2010 in accordance with a Settlement Agreement and Mutual Release whereby Robert Russell Earnshaw and John Galt, who are directors, officers and principal shareholders of the Company, and as well as Galt Corp. an entity over which John Galt holds voting and dispositive power, agreed to acquire a certain number of shares of the Company’s Common Stock held by Miles for the purchase price of $500,000.  The Company has guaranteed the payment for the shares. All scheduled payments under the Settlement Agreement have been made to date, except for the final balance due of $35,000, payment of which has been extended to November 30, 2010.

SalesForce.com

In March 2010, the Company was threatened with litigation by SalesForce.com, Inc., a San Diego based software licensing company.  SalesForce.com alleged that the Company failed to remit payment in the amount of $75,000 for software licenses purportedly provided by SalesForce.com, Inc. In July 2010, the Company entered into a Payment Agreement with SalesForce.com. All scheduled payments under the Payment Agreement have been made to date. The remaining balance under the Payment Agreement is $37,800, payable in 3 equal, bi-annual installments beginning February 2011.

LPI-R.O.A.D.House, LLC

On October 20, 2010, the Company and its wholly-owned subsidiary Life Protection, Inc. commenced an action against Cardinal Design-Build of the Carolinas, LLC and Robert O. Walker in the Superior Court of Wayne County, North Carolina, to administratively dissolve LPI R.O.A.D.House, LLC (“LPI-Roadhouse”) alleging unauthorized payments, misappropriation of LPI-Roadhouse’s assets and deadlock among LPI-Roadhouse’s members.  On November 9, 2010, the parties consented to dissolve LPI-Roadhouse, equally distribute any funds in LPI-Roadhouse bank accounts, LPI will retain all intellectual property related to LPI-Roadhouse, to dismiss the action and settle all claims against each other in consideration for the allocation of proceeds of certain, pending projects.

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

Index

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities.

The Company has issued 2,444,452 shares of its common stock and warrants to purchase an additional 806,653 shares of its common stock upon consummation of a private offering of the Company’s securities that began on January 7, 2010 through November 9, 2010.  All of the warrants subscribed for in the offerings are exercisable at the price of $2.50 per share and expire in three years.

Our principal use of funds during the nine months ended September 30, 2010 has been for the ongoing development of our projects for the efficient conversion of cellulosic and sugar based waste streams into Ethanol; the ongoing development of relationships with potential corporate and government customers for our energy saving solutions; the expansion of our sales and marketing infrastructure to increase our revenue from our energy saving solutions to residential customers; and for general corporate expenses

On September 8, 2010, the Company and its wholly-owned subsidiary, Green House Holdings, Inc., entered into an Agreement and Plan of Share Exchange (the “ LPI Agreement”) with Life Protection, Inc., a North Carolina corporation (“Life Protection”) and shareholders of Life Protection (the “Life Protection Holders”). Life Protection provides innovative training, support, design and construction of facilities and services to meet the needs of the U.S. government, military, and law enforcement agencies. As a result of this acquisition, the Company is expected to yield significant cross-selling opportunities in government markets. Pursuant to the LPI Agreement, the Company acquired, from the Life Protection Holders, all of the capital stock of Life Protection in exchange for an aggregate of 1,118,750 shares of the Company’s newly issued shares of common stock, par value $.001 per share. The purchase price was determined by the total market value of the newly issued shares on September 8, 2010, totaling $3,546,348, which was based on the closing market price of the Company's common stock on the acquisition date.

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

Index

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description of Exhibit
31.1	Chief Executive Officer Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934

31.2	Chief Financial Officer Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.S. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.S. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENHOUSE HOLDINGS, INC.

By:	/s/ Christopher Ursitti
Name: Christopher Ursitti
Title: Chief Executive Officer
(Principal Executive Officer)
Date: November 15, 2010

By:	/s/ Justin Farry
Name: Justin Farry
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: November 15, 2010