Form 10-K
period 2010-12-31
GreenHouse Holdings, Inc.
filed 2011-03-31
CIK 1444177

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Commission file number 000-54240

GREENHOUSE HOLDINGS, INC.

(Exact Name of Registrant in its Charter)

Nevada	26-2903011
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5171 Santa Fe Street, Suite I San Diego, California	92109
(Address of principal executive offices)	(Zip Code)

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes   ☐ No

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

Yes ☐  No ☒

On March 18, 2011, the aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $2.75, was $45,061,480. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of March 18, 2011 the registrant had 26,311,581 shares of its Common Stock, $0.001 par value, issued and outstanding.

PART I

Forward-Looking Statements

This report contains various forward-looking statements regarding the business, financial condition, results of operations and future plans and projects of GreenHouse Holdings, Inc. and its subsidiaries (hereinafter collectively referred to as “the Company”, “us”, “we” or “our”). Forward-looking statements discuss matters that are not historical facts and can be identified by the use of words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would” or similar expressions. In this report, for example, we make forward-looking statements regarding, among other things, our expectations about the rate of revenue growth in specific business divisions and the reasons for that growth and our profitability, our expectations regarding an increase in sales, strategic traction and sales and marketing spending, uncertainties relating to our ability to compete, uncertainties relating to our ability to increase our market share, changes in coverage and reimbursement policies of third-party payors and the effect on our ability to sell our products and services, the existence and likelihood of strategic acquisitions and our ability to timely develop new products or services that will be accepted by the market.

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

ITEM 1.	BUSINESS

Corporate History

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

Overview

GreenHouse is a provider of energy efficiency and sustainable facilities solutions. The Company designs, engineers and installs products and technologies that enable our clients to reduce their energy costs and carbon footprint. We have two business segments, Energy Efficiency Solutions (EES) and Sustainable Facilities Solutions (SFS). We serve residential, industrial, commercial, government and military markets in the United States and abroad. Substantially all of the Company’s revenue has historically come from their EES business segment to this point, but the Company anticipates that the SFS business segment will be a significant contributor in 2011 and thereafter.

▪
The Energy Efficiency Solutions segment offers our clients a full range of services to address their energy efficiency needs based on our ability to identify and deliver significant return on our clients’ investments, improve the quality of their physical workspaces, maximize their operational savings and reduce their maintenance costs. Specifically, the EES segment provides the following services:

–
Energy Efficiency and Demand Response Solutions. In collaboration with Southern California Edison, Pacific Gas and Electric and San Diego Gas and Electric companies and their respective Auto Demand Response and various energy efficiency programs, GreenHouse provides site assessment, feasibility studies, project development, engineering, and installation of incentive qualifying, enabling technologies including complete processing of all required utility and regulatory documentation. These services are scalable and replicable necessary to partner with electric utilities nationwide.

This business commercializes the energy efficiency and demand response incentives that are deployed by local utilities as a resource for short and long-term system load management strategies. These companies are paying their customers for shedding noncritical loads in response to a pricing, system reliability or program signal and making incentives available to reduce baseline consumption levels are a popular and cost effective means for utilities to avoid costly alternatives.

–
Facility Retrofitting. GreenHouse sells and installs various eco-friendly insulation, energy efficient windows and doors, solar photovoltaics, specialty exterior coatings and low volume faucets and fixtures to residential, commercial and industrial customers.

–
Renewable Energy and Cogeneration. There are a wide variety of alternative and renewable sources of energy (solar, wind, biofuels, geothermal, hydroelectric, etc.). The main challenges are to make renewables cost-effective and to minimize unintended consequences (such as solar vs. desert habitat; windfarms vs. birds, hydro power vs. river wildlife, and biofuels vs. food production). GreenHouse offers services from consultation for proper application of the technologies to the design, construction and operation of client hosted installations.

▪
The Sustainable Facilities Solutions segment develops, designs and constructs rapidly deployable, sustainable facilities primarily for use by the United States military and for disaster relief and security organizations in austere regions. Major customers for these products include the U.S. Department of Defense and local law enforcement agencies.

–
One of SFS’ major products is the Rapidly Deployable Units (“RDUs”), a structure that can be assembled in less than 40 minutes and disassembled in less than 10 minutes that are utilized for military training and non-military uses such as shelter and storage. The Company has the exclusive global rights to distribute RDUs made out of Dyneema™, a highly durable material that is 15 times stronger than steel. The Dyneema™ RDUs have passed the Oklahoma City Bombing test (an internal U.S. Department of Defense standard for ballistic safety), a major safety milestone that makes it particularly attractive for military and law-enforcement customers.

Products and Services

GreenHouse offers its clients a wide array of services within its various business units, specifically:

▪
Automated Demand Response Services; GreenHouse provides site assessments, feasibility studies, project development, engineering and installation of ADR technologies as an approved vendor for Southern California Edison. These services allow SCE customers to take advantage of significant financial incentives from the utility and provide needed load shed capability during times of peak electricity demand.

▪
Facility Energy Efficiency Retrofit; GreenHouse offers a broad suite of solutions to residential, commercial and government customers in California, many of which qualify for significant rebates from the gas, electric and water service providers:

–	CoolWall: An exterior coating that can reduce the outer wall temperature of a building by up to 40% and has a lifetime guarantee not to chip or peel.
–	GreenFiber: An insulation made from 85% recycled materials that is a class A fire retardant and can save a homeowner up to 26% on their heating and cooling costs.
–	Dual Pane Windows: These windows are as much as 1,000 times more energy efficient than single pane windows.
–	Solar Photovoltaic (PV) Generation Systems: These systems provide alternative energy solutions to our customers with exceptional return on investment, often as high as 21%.
–	Efficiency Products: Solar tube lighting, low flow rate fixtures, dimmers and sensor light switches, whole house fans, weatherization and solar water heating.

▪
Modular Automated Ethanol Fuel System; MEFS are stackable ethanol distillery systems that can be scaled in 20 gallon per hour increments and completely automated or controlled remotely. Each system can be customized to the particular sugar or alcohol based waste stream of our customer for cost effective conversion into cleaner burning ethanol.

▪
Biomass Burners; Converting biomass waste streams, such as sawdust, into alternative energy. These are designed to replace traditional heating fuels but can also be customized to produce electricity in conjunction with a steam turbine.

▪
Rotary Collider; An innovative and commercialized method for particle size reduction. Specifically designed to reduce solid materials that are capable of fracturing into a particle-sized powder within seconds.

▪
Rapidly Deployed Units (RDUs); Structures that can be assembled in just a few hours and disassembled in half that time are utilized for military training and non-military uses such as shelter and storage.

▪	ELOO Sanitation System; An environmentally friendly sanitation solution that requires no dumping, chemicals, electricity or water and has practically no discharge.

▪
1-Link Service; A cross platform interoperability and data integration solution designed to provide crisis management and event recognition. This software based real-time information presentation system also provides interoperability between radio, cell phone and VoIP communications for complete end-to-end connectivity.

▪
GSW700; A rapidly deployable, remotely command and controlled, self-erecting, 106-foot cell tower that is powered by alternative energies. We are the exclusive distributor to NPP Global for the deployment of its 3G network services.

▪	Baffled Range Target System: Fully reactive, pneumatic turning target systems with remote reset capabilities and a combination of paper and steel targets.

Industry Overview

Energy efficiency is one of the fastest growing sectors in the energy industry. Growth in the sector is driven largely by volatile energy prices, advances in services and technologies, lucrative incentive programs, and growing customer awareness and sophistication.

According to the Energy Institute of America, energy demand in the U.S. alone is expected to increase nearly 2X from 2010 to 2035. We believe that deploying energy efficiency strategies and tactics is now and will continue to be the most cost effective means of managing the growing demand for electricity. We believe we are positioned to capitalize on these demands by delivering to our clients the tools and technologies necessary to make energy costs predictable and measurable.

According to a July 2009 McKinsey report, energy efficiency measures that are economically viable, commercially available, and if fully implemented could save over one trillion kWh of electricity or 23% of overall U.S. demand by 2020. According to this same July 2009 McKinsey report, increased energy efficiency through facility renewal of government buildings, community infrastructure, and existing homes in the U.S. represents a $76 billion market opportunity through 2020 and could result in savings of $174 billion over the same period.

We believe that over the past decade, energy-linked commodity prices have increased and demonstrated significant price volatility (oil, gas, coal, and electricity) Industry experts agree that the rising energy prices and subsequent market volatility have resulted in growing demand for energy efficiency solutions and alternative sources of energy, including renewable energy and cogeneration.

Competitive Strengths

We believe that GreenHouse has the following competitive strengths:

▪
Experienced Management and Operations Team. Our executive team has many years of experience in the energy generation, delivery and efficiency, general construction, military and private security fields.

▪
One-Stop, Technology and Supplier Agnostic Service Provider. We are a one-source integrator of sustainable solutions and energy efficiency products and services. Our Company is not focused on any individual technology, product or service, and our engineering staff is able to determine an unbiased combination of energy efficiency measures that best serves the needs of our customers.

▪
Strong Customer Relationships. We have developed close relationships with our private and public sector customers. Customer satisfaction surveys, regular and effective communications and client feedback are imbedded in to the culture of GreenHouse. Response rates, issue resolution and empathetic behavior is expected from all GreenHouse employees.

▪
Aligning with Electric, Gas and Water Utilities. We will continue to team with utilities nationwide to develop and implement programs designed to address and resolve both supply and demand challenges facing utilities and their customers. We believe that establishing these successful relationships will enable us to reach and attract a broader customer base. Additionally, many (if not all) utilities administer various incentive programs that will further improve the ROI of projects proposed by a GreenHouse entity.

▪
Integrated Cross-Division Sales. Leadership is adamant about exploiting the unique skills and market position GreenHouse subsidiaries and divisions have to enhance their respective revenues. Perfecting this integrated sales model will boost the bottom lines of multiple business units by generating increased revenues as well as gross profit and net margins gains.

▪
Rapidly-Deployable Solutions. Our sustainable solutions infrastructure can be designed, manufactured, and shipped in a matter of days. Our RDUs, or Rapidly Deployable Units, can be assembled by a team of two in just a few hours.

▪
Strong Strategic Partnerships. We have developed strategic partnerships with synergistic entities in our industry that allows us to offer our customers vertical product and service offerings, and target customers in new geographic areas.

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

Sales and Marketing

As of December 31, 2010, we employed a sales force comprised of 10 sales personnel operating out of 3 offices across the country. Our sales force is organized into teams and is compensated based on the revenues generated by each team. We actively pursue new talent and have been successful in hiring sales personnel with highly relevant industry expertise as well as training sales personnel who are new to the industry.

We expect to continue to have significant new business opportunities with our existing clients and to generate business from new clients through a combination of referrals, trade shows and cold calls. We employ a sophisticated proposal system combining proposal-generation software and a proprietary database based on our many years of experience in the energy efficiency business.

In addition to our sales group, we employ 4 full-time and 2 part-time marketing personnel focusing on targeting our potential clients’ industries.

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

Backlog

As of December 31, 2010 and 2009, we had a backlog of approximately $747,000 and $547,000, respectively. Backlog is defined as signed customer contracts which we have not yet started working on, and consequently, have earned no revenue thereon.

Seasonality

The businesses of the Company and its subsidiaries have not been subject to significant seasonal fluctuations, although sales in the 2nd and 3rd quarters are generally higher than the 1st and 4th quarters of the year.

Employees

As of December 31, 2010 and 2009, the Company had approximately 30 employees. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

Corporate Information

The Company's corporate headquarters are located at 5171 Santa Fe Street, Suite I, San Diego, California.

ITEM 1A.	RISK FACTORS

Risks Related to the Operations of GreenHouse

Our auditors have issued a going concern opinion which may make it more difficult for us to raise capital.

The opinion of the Company’s independent auditors for the year ended December 31, 2010 expressed substantial doubt as to the Company’s ability to continue as a going concern. Our auditors have included a going concern opinion because we have suffered net losses from operations and have a net working capital deficiency. If we are unable to continue as a going concern, you could lose your entire investment in us. The Company will need to obtain additional capital and increase sales to become profitable.

A general economic downturn or sudden disruption in business conditions may affect consumer purchases of discretionary items, which could adversely affect our financial results, and may make it more difficult for us to raise capital.

The general level of consumer spending is affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. Some commentators believe that the United States economy has not fully recovered from the recessionary period it has just been through. In addition, sudden disruptions in business conditions, for example, as a consequence of the recent decline in financial institutions and capital markets can have a short and, sometimes, long-term impact on consumer spending, and may make it more difficult for us to raise capital.

A downturn in the economies in which we sell our products or a sudden disruption of business conditions in those economies could adversely affect our sales.

We are exposed to the risks of operating a subsidiary in Mexico

Adverse economic conditions in Mexico, significant fluctuations in the Mexican peso relative to the U.S. dollar, and political events in Mexico may adversely affect the financial condition and results of operations of our Mexican subsidiary, GH Soluciones.

We expect to continue to incur losses.

We have incurred losses since inception and expect to continue to incur losses for the foreseeable future. Our losses are likely to be primarily attributable to personnel costs, working capital costs, research and development costs, and marketing costs. We may never achieve sustained profitability.

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

Our success depends, in part, on our maintaining satisfactory relationships with our distribution channels. We do not have long term supply or distribution contracts. The vast majority of our sales are effected on a purchase order basis that requires us to meet expectations of delivery, quality and pricing of our products, at both the distribution channel level and at the level of the ultimate consumer who uses our products. If we fail to meet expected standards, our revenues would decline and this could result in a material adverse effect on our business, results of operations and financial condition.

Our liability insurance may not be adequate in a catastrophic situation.

We currently maintain property damage insurance in the aggregate amount of approximately $2,000,000, covering our inventory at our locations. We maintain liability insurance of up to $1,000,000 and products liability insurance of up to $1,000,000. Material damage to, or the loss of our facilities or equipment due to fire, severe weather, flood or other catastrophe, even if insured against, could result in a significant loss to us.

We may not be able to retain our key executives who we need to succeed and new qualified personnel are extremely difficult to attract.

We believe that our continued success will depend to a significant extent upon the efforts and abilities of our senior management team. We entered into employment agreements with each of Russ Earnshaw, John Galt, Chris Ursitti and Sean Entin that provide for a four year term. Under the agreements, the executives will be subject to traditional non-competition and employee non-solicitation restrictions while they are employed by the Company and for a period of one year thereafter, or two years if the executive resigns. However, our failure to retain Messrs. Earnshaw, Galt, Ursitti and Entin and other senior officers, or to attract and retain additional qualified personnel, could adversely affect our operations. We may not be able to find appropriate replacements for any of our key personnel. Any loss or interruption of the services of our key personnel could adversely affect our ability to develop and execute our business plan. It could also result in our failure to create and maintain relationships with strategic partners that may be critical to our success. See “Management and Board of Directors”.

If we are unable to recruit and retain qualified personnel, our business could be harmed.

Our growth and success highly depend on qualified personnel. Accordingly, we are obligated to make all efforts to recruit and retain skilled technical, sales, marketing, managerial, manufacturing, and administrative personnel. Competitions among the industry could cause us difficultly to recruit or retain a sufficient number of qualified technical personnel, which could harm our ability to develop new products or service customers. If we are unable to attract and retain necessary key talents, it definitely will harm our ability to develop competitive product and keep good customers and could adversely affect our business and operating results.

Consumers might not adopt our alternative energy solutions.

The power generation solutions GreenHouse provides are relatively new alternative energy means that consumers may not adopt at levels sufficient to grow this part of our business. We cannot assure you consumers will choose to use our solutions at levels sufficient to sustain our business in this area. This development may be impacted by many factors which are out of our control, including:

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

The decrease or lack of increase in the cost of energy generated by traditional sources may cause the demand for our services to decline.

Decreases in the costs associated with traditional sources of energy, such as prices for commodities like coal, oil and natural gas, may reduce demand for energy efficiency and renewable energy solutions. Technological progress in traditional forms of electricity generation or the discovery of large new deposits of traditional fuels could reduce the cost of electricity generated from those sources and as a consequence reduce the demand for our solutions. Any of these developments could have a material adverse effect on our business, financial condition and operating results.

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

The failure of our subcontractors to properly and effectively perform their services could cause delays in the delivery of our energy efficiency solutions.

Our success depends on our ability to provide quality, reliable energy efficiency solutions in a timely manner, which in part requires the proper removal and installation of lighting, mechanical and electrical systems and other products by our contractors and subcontractors upon which we depend. A significant portion of our energy efficiency solutions are installed by contractors or subcontractors. Any delays, malfunctions, inefficiencies or interruptions in our energy efficiency solutions caused by improper installation could cause us to have difficulty retaining current clients and attracting new clients. Such delays could also result in additional costs that could affect the profit margin of our projects. In addition, our brand, reputation and growth could be negatively impacted.

Risks Related to the Company

Our articles of incorporation limit the liability of our directors for monetary damages.

Our articles of incorporation limit the liability of our directors for monetary damages for breach of fiduciary duties to the maximum extent permitted by Nevada law. We will also be giving indemnification to our directors and officers to the maximum extent provided by California law. We may also have contractual indemnification obligations under future agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders. We currently maintain Directors and Officers liability insurance in the aggregate amount of $5,000,000.

Our Company is substantially controlled by a limited number of parties.

Our executive officers, directors and principal stockholders beneficially own approximately 30% of the outstanding shares of our common stock. Accordingly, and because there is no cumulative voting for directors, these parties will be in a position to influence the election of all of our directors and to control through their stock ownership our business.

These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal shareholders, elections of our board of directors will generally be within the control of these shareholders. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with these principal shareholders. As such, it would be difficult for shareholders to propose and have approved proposals not supported by management.

The limitation of monetary liability against our directors, officers and employees under our certificate of incorporation and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

We have relied on, among other sources, loans from our shareholders to fund our operations.

Shareholder loans and advances to us amounted to approximately $715,000 as of December 31, 2010. Chris Ursitti, our Chief Innovation Officer, has advanced the sum of approximately $215,000 of the total shareholder loans of $715,000 to us to help fund our operations. While Mr. Ursitti has not yet demanded the repayment of this obligation, the repayment of such advance would have a materially adverse impact upon our ability to fund our operations.

There is only a limited public market for our common stock and prospective investors may not be able to resell their shares at or above the offering price, if at all.

There is only a limited market for the our common stock and no assurance can be given that an active trading market will develop for the common stock or, if one does develop, that it will be maintained. In the absence of a public trading market, an investor may be unable to liquidate his investment in the Company. The offering price of this Offering is not indicative of future market prices.

Our common shares are only sporadically or “thinly-traded” on the “Over-the-Counter Bulletin Board”, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow a company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.

The stock market in general may experience extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of the Common Stock, which could cause a decline in the value of the Common Stock. Prospective investors should also be aware that price volatility may be worse if the trading volume of the Common Stock is low.

Risks Related to the Securities Markets and Investments in Our Common Stock

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

Orders for OTC Bulletin Board securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTC Bulletin Board. Due to the manual order processing involved in handling OTC Bulletin Board trades, order processing and reporting may be delayed. As a result, it may not be possible to edit orders. Consequently, it may not be possible for our Company’s shareholders to sell the common stock at optimum trading prices.

Our Company is subject to the periodic reporting requirements of the Exchange Act, which will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs will reduce or might eliminate our profitability.

Our Company is required to file periodic reports with the Securities and Exchange Commission (the “Commission”) pursuant to the Exchange Act and the rules and regulations promulgated thereunder. To comply with these requirements, our independent registered auditors will have to review our quarterly financial statements and audit our annual financial statements. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time, because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, the trading price of our Common Stock, if a market ever develops, could drop significantly, or we could become subject to Commission enforcement proceedings.

As currently required under Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. During the course of our testing, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results would be harmed, investors could lose confidence in our reported financial information, the trading price of our Common Stock, if a market ever develops, could drop significantly, or we could become subject to the Commission’s enforcement proceedings.

Our common stock is considered a “penny stock” and may be difficult to sell.

Our common stock is considered a “penny stock” The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of the common stock has been less than $5.00 per share and therefore our common stock is designated as a “penny stock” according to Commission rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities. In addition, since the common stock is currently traded on the Over-the-Counter Bulletin Board, investors may find it difficult to obtain accurate quotations of the common sock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

There is a risk of market fraud.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. We are aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Because our common stock is quoted on the "OTCBB," your ability to sell shares in the secondary trading market may be limited.

Our common stock is currently quoted on the over-the-counter market on the OTC Electronic Bulletin Board. Consequently, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of our company. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was quoted and traded on NASDAQ or a national securities exchange.

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

The Company’s Amended Articles of Incorporation authorize the issuance of up to 300,000,000 total shares of Common Stock without additional approval by shareholders. As of March 18, 2011, we had 26,311,581 shares of common stock outstanding, options to issue an additional 1,114,000 shares issued and outstanding, and warrants to issue an additional 1,768,949 shares issued and outstanding.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company is headquartered at 5171 Santa Fe Street, Suite I, San Diego, California 92109, where it currently leases an office comprised of 4,428 square feet under a lease which expires on July 31, 2013. Rental payment for the space is $5,701 monthly, with 3% annual increases on each August 1st.

The Company also leases office space in Anaheim, California for $587 per month. The term of the lease is thirteen months and expires September 30, 2011.

The Company’s subsidiary, Green House Soluciones, S.A de C.V., leases office space in Jalisco, Mexico for approximately $413 per month, with 10% annual increases on each November 15th. The term of the lease is for two years and expires November 14, 2012.

The Company’s subsidiary, Life Protection, Inc., leases office space in Grifton, North Carolina comprised of 1,000 square feet for $300 per month. The lease term is month-to-month and the company believes that the facilities are suitable for its current needs.

On July 22, 2010, Green House Soluciones, S.A. de C.V., a subsidiary of the Company, purchased approximately 25 acres of land in Jalisco, Mexico, for a total price of approximately $318,000. The purchase was financed by a promissory note to the sellers. The note is non-interest bearing and is secured by the land. A 10% deposit of approximately $31,000 was paid on July 22, 2010 and an additional payment of $62,000 was made on August 20, 2010. The balance of the purchase price is payable in 10 monthly payments of approximately $21,000 beginning on September 30, 2010 and ending on June 30, 2011.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	(REMOVED AND RESERVED)

PART II.

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information.

Our common stock is quoted on the OTCBB under the symbol “GRHU”. Our Common Stock first became eligible for quotation on the OTCBB on May 21, 2009, however, no shares of our Common Stock were traded during the year ending December 31, 2009. The following table summarizes our common stock’s high and low sales prices for the periods indicated as reported by the OTCBB. Quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2010		2009
	High	Low	High	Low
4th Quarter	$3.48	$2.05	—	—
3rd Quarter	$4.98	$2.94	—	—
2nd Quarter	$5.25	$1.94	—	—
1st Quarter	$2.02	$1.95	—	—

(b)	Number of Shareholders.

As of December 31, 2010, there were approximately 273 holders of record of our common stock. Such holders include any broker or clearing agencies as holders of record but exclude the individual stockholders whose shares are held by brokers or clearing agencies.

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

Set forth below is information as to our 2010 Plan:

		Common Stock Options Outstanding
	Shares available for grant	Employee	Non-employee	Total	Weighted average exercise price

Shares reserved at plan inception	2,000,000

Options granted	(1,380,000)	1,064,000	316,000	1,380,000	$2.27

Options exercised	-	-	-	-	-

Options cancelled or expired	231,000	(141,000)	(90,000)	(231,000)	2.02

Balance at December 31, 2010	851,000	923,000	226,000	1,149,000	$2.32

Common Stock Purchase Warrants

As of December 31, 2010, there were 1,301,950 common stock purchase warrants outstanding. The warrants are exercisable to purchase one share of our common stock, have a weighted average exercise price of $2.48 per share, and expire in three to five years.

Original Discount Debentures

As of December 31, 2010, the Company issued a debenture in the aggregate amount of $344,828 (the “Debenture”). The Debenture does not bear interest beyond its original issuance discount and is due in ten equal installments beginning on August 1, 2011 and ending on May 1, 2012. The Debenture contains customary terms regarding default and repayment.

Recent Sales of Unregistered Securities

On February 18, 2011, the Registrant authorized the issuance of debentures in the original, principal amount of $804,598, with aggregate proceeds to the Registrant in the amount of $700,000, and warrants to purchase up to 321,839 shares of Common Stock at the exercise price of $2.50 per share which expire in five years, in connection with a Securities Purchase Agreement with certain investors.

The Company has issued 2,654,456 shares of its common stock and warrants to purchase an additional 875,953 shares of its common stock upon consummation of a private offering of the Company’s securities that began on January 7, 2010 through December 31, 2010. All of the warrants subscribed for in the offerings are exercisable at the price of $2.50 per share and expire in three years.

In connection with the issuance of the debentures in the aggregate amount of $344,828 above, the Company issued warrants to purchase 137,931 shares of Common Stock, at the price of $2.50 per share which expire in five years.

On September 8, 2010, the Registrant authorized the issuance of 1,118,750 shares of Common Stock in connection with the execution of an Agreement and Plan of Share Exchange with its wholly-owned subsidiary, Green House Holdings, Inc., and Life Protection, Inc., a North Carolina corporation and shareholders of Life Protection .

On April 8, 2010, the Registrant authorized the issuance of 606,693 shares of Common Stock and warrants to purchase an aggregate of 200,209 shares of Common Stock upon consummation of the conversion of Convertible Notes from the Registrant’s subsidiary R-Squared Contracting, Inc.

On January 7, 2010, the Registrant authorized the issuance of 19,800,000 of Common Stock and options to purchase an aggregate of 784,000 shares of Common Stock in connection with the execution of an Agreement and Plan of Share Exchange with the equityholders of Green House Holdings, Inc.

In August through December of 2008, the Registrant issued 240,000 shares of common stock to 24 U.S. investors and 8 non-U.S. investors at $.10 per share in a private placement raising an aggregate of $24,000 cash.

In or about June 2008, the Registrant issued 4,000,000 shares of common stock to our founder Cindy Kostoff at $0.001 per share.

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

The following discussion and plan of operations should read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere in this annual report. Some of the information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this annual report includes forward-looking statements based on our current management’s expectations. There can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, among others, our limited operating history, unpredictability of future program dispositions and operating results, competitive pressures and the other potential risks and uncertainties discussed in the Risk Factors section of this annual report.

GreenHouse Holdings, Inc, f/k/a Custom Q, Inc. (“GreenHouse” “the Company”, “us”, “our” or “we”) was incorporated in the State of Nevada as Custom Q, Inc. as a for-profit company on June 20, 2008 and established a fiscal year end of September 30, which was subsequently changed to December 31 in March 2010. Unless the context requires otherwise, in this report the terms “we,” “us” and “our” refer to GreenHouse Holdings, Inc.

On January 7, 2010, Custom Q, Inc., acquired Green House Holdings, Inc. a privately owned Nevada corporation (“GHH”), pursuant to an Agreement and Plan of Share Exchange (the “Reverse Merger”). In connection with the Reverse Merger, GHH was deemed to be the acquiring company for accounting purposes. Therefore, the accompanying comparative financial information is that of GHH rather than the historical financial statements of Custom Q, Inc. GHH was organized under the laws of the State of Nevada on September 18, 2009. GHH is a holding company whose principal operating company is R Squared Contracting, Inc. (“R Squared”), which was organized under the laws of the State of California on January 2, 2007, is an innovative green solutions provider. Upon consummation of the Reverse Merger, we adopted the business plan of GHH.

Overview

GreenHouse is a provider of energy efficiency and sustainable facilities solutions. The Company designs, engineers and installs products and technologies that enable our clients to reduce their energy costs and carbon footprint. We have two business segments, Energy Efficiency Solutions (EES) and Sustainable Facilities Solutions (SFS). We serve residential, industrial, commercial, government and military markets in the United States and abroad.

The Energy Efficiency Solutions segment offers our clients a full range of services to address their energy efficiency needs based on our ability to identify and deliver significant return on our clients’ investments, improve the quality of their physical workspaces, maximize their operational savings and reduce their maintenance costs. Specifically, the EES segment provides the following services:

▪	Energy Efficiency and Demand Response Solutions.
▪	Facility Retrofitting.
▪	Renewable Energy and Cogeneration.

The Sustainable Facilities Solutions segment develops, designs and constructs rapidly deployable, sustainable facilities primarily for use by the United States military and for disaster relief and security organizations in austere regions. Major customers for these products include the U.S. Department of Defense and local law enforcement.

See footnote disclosures in the accompanying consolidated financial statements for further segment information.

Results of Operation

Results of Operations for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Revenues for the year ended December 31, 2010 were approximately $6,732,000 compared to approximately $4,490,000 for the year ended December 31, 2009, an increase of approximately $2,242,000 or 50%. Approximately $1,593,000 of this increase was due to increased sales of our energy efficient products and services to residential customers as a result of our expansion of our sales and marketing infrastructure, as well as the addition of solar photovoltaics to our product offering. The remaining increase of $649,000 was revenue generated by Life Protection Inc., which we acquired on September 8, 2010. Gross profit percentage was 38% and 39% for the years ended December 31, 2010 and 2009, respectively.

Operating expenses for the year ended December 31, 2010 were approximately $6,616,000 compared to approximately $3,357,000 for the year ended December 31, 2009, an increase of approximately $3,259,000. Approximately $1,655,000 of the increase was due to the increase in the number of employees and independent contractors, and the related payroll burden costs, needed to support our growth in the EES segment, which included the addition of Demand Response Solutions and Renewable Energy and Cogeneration to our service offerings, and the establishment of our SFS segment. Towards the end of 2010, we had a decrease in the number of employees in the EES segment serving the residential market as a result of the change in our product mix during 2010. Of the employee and independent contractor costs, approximately $228,000 represented non-cash accounting entries to record the expense associated with issuing stock options to the employees and independent contractors. Approximately $626,000 of the increase was due to increased sales and marketing expenses that resulted in the increase in revenues of our energy efficient products and services to residential customers described above, as well as the increase in expenses to support the sales and marketing efforts of our new service offerings in the EES segment and SFS segments. Approximately $241,000 of the increase was due to the non-cash depreciation expense of fixed assets and amortization expense of distribution rights and other intangibles, and the non-cash valuation of stock issued for services. The remaining $694,000 of the increase was due to increases in general corporate expenses, including expenses associated with being a publicly-traded company, such as investor relations, public relations, audit and legal fees, director and officer liability insurance, and expenses associated with our growth, such as general liability insurance.

Interest expense for the year ended December 31, 2010 was approximately $344,000 compared to approximately $64,000 for the year ended December 31, 2009, an increase of approximately $280,000. Approximately $229,000 of the increase was due to the non-cash accounting entries to record the expense related to the beneficial conversion of the Convertible Notes and the related party promissory note which were converted at a 15% discount to the Company’s current equity financing. Approximately $38,000 of the increase was due to amortization expense of the original issue discount and warrant valuation attached to the debentures issued on October 22, 2010. The remaining increase of approximately $13,000 was due to an increase in debt for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Other expense for the year ended December 31, 2010 was $250,000 compared to $-0- for the year ended December 31, 2009. This expense was due to the one-time costs associated with effecting the reverse merger that took place during the first quarter of 2010.

As a result, net loss was approximately $4,645,000 for year ended December 31, 2010 compared to a net loss of approximately $1,687,000 for the year ended December 31, 2009.

Results of Operations for the Year Ended December 31, 2009 compared to the Year Ended December 31, 2008

Revenues for the year ended December 31, 2009 were approximately $4,490,000 compared to approximately $358,000 for the year ended December 31, 2008, an increase of approximately $4,132,000. This increase was due to the increased sales of our energy efficient products and services to residential customers during the year ended December 31, 2009. Gross Profit percentage increased from 29% for the year ended December 31, 2008 to 39% for the year ended December 31, 2009 due to increased sales of our higher margin energy efficient products and services compared to sales of lower margin general construction products and services for the year ended December 31, 2008.

Operating expenses for the year ended December 31, 2009 were approximately $3,357,000 compared to approximately $531,000 for the year ended December 31, 2008, an increase of approximately $2,826,000. Approximately $1,000,000 of this increase was due to the increase in the number of our employees to support our growth, and the related payroll burden costs. Approximately $1,800,000 of the increase was due to increased sales and marketing expenses that resulted in the increase in revenues of our energy efficient products and services to residential customers described above, as well as the increase in expenses to support the sales and marketing efforts of our alternative energy products and services, such as water purification and vapor compression systems, and ethanol production systems.

As a result, net loss was approximately $1,687,000 for the year ended December 31, 2009, compared with a net loss of approximately $429,000 for the year ended December 31, 2008.

Liquidity and Capital Resources

Overview

For the year ended December 31, 2010, we funded our operations through financing activities consisting primarily of private placements of equity securities with outside investors, and by loans from shareholders and officers. Our principal use of funds during the year ended December 31, 2010 has been for the ongoing development of relationships with potential corporate and government customers for our Energy Efficiency and Sustainable Facility solutions; the expansion of our sales and marketing infrastructure to increase our revenue from our Energy Efficiency solutions to residential customers; the ongoing development of our projects for the efficient conversion of cellulosic and sugar based waste streams into Ethanol; and for general corporate expenses.

Liquidity and Capital Resources during the year ended December 31, 2010 compared to the year ended December 31, 2009

During the year ended December 31, 2010, the Company raised $3,981,610 by issuing common stock to outside investors, raised $389,828 by issuing notes payable to shareholders and repaid $630,364 of notes payable to shareholders. In addition, on October 22, 2010, the Company consummated a Securities Purchase Agreement with certain purchasers, whereby the Company issued debentures in an aggregate amount of $344,828 for cash proceeds of $300,000. This debt financing allowed the Company to pursue the additional issuance of up to $804,598 of debentures.

During the year ended December 31, 2009, the Company did not issue any equity securities, raised approximately $342,000 by issuing notes payable to shareholders, and raised $750,000 by issuing Convertible Notes to outside investors.

During the year ended December 31, 2010, the holders of the Company’s Convertible Notes that were issued in 2009 were given the opportunity to convert their notes into shares of common stock at a price of $1.275 per share, prior to the occurrence of the terms stated in the Convertible Notes. All of the holders of the Convertible Notes, which were recorded at $750,000 at December 31, 2009, elected to convert their notes, and accrued interest of $23,533, into 606,693 shares of the Company’s common stock in January and February 2010.

The Company is also pursuing working capital debt financing as well as project-specific debt financing to develop its energy efficiency and sustainable facilities solutions for sale or lease to customers. However, there can be no assurance that any such financing will be available to the Company on favorable terms, if at all.

Liquidity and Capital Resources during the year ended December 31, 2009 compared to the year ended December 31, 2008.

During the year ended December 31, 2009, the Company did not issue any equity securities but issued $750,000 of convertible notes to outside investors (the “Bridge Investors”). Subsequent to December 31, 2009, the Company offered the Bridge Investors the option of converting their notes into equity in accordance with the terms of their note, even though the Company was not obligated to do so as it had not yet raised gross proceeds of at least $3 million in a debt or equity financing. All of the Bridge Investors converted their notes into equity.

During the years ended December 31, 2009 and 2008, the Company received proceeds of $210,000 and $415,000 from the issuance of debt securities to related parties, respectively.

Financial Condition

We believe we have sufficient working capital to pursue our current limited operations into the second quarter of 2011. On February 18, 2011, the Company authorized the issuance of debentures in the original, principal amount of $804,598, with aggregate proceeds to the Company in the amount of $700,000.  If we do not raise the maximum proceeds in our current equity offering, we will require additional funds to pursue our business plan. Our working capital requirements will depend upon numerous factors. In any event, we will require substantial funds in addition to those presently available to develop all of our programs to meet our business objectives. To ensure the continued level of our operations, we are currently exploring various possible financing options that may be available to us, including the current offering described in a prospectus filed in a Registration Statement filed with the Securities and Exchange Commission on Form S-1 on February 14, 2011, which may include a sale of our equity securities. However, we have no binding commitments for any transactions at this time and there can be no assurance that we will consummate this transaction or any other transaction. If we are unable to obtain such capital, we may not be able to:
•	continue the development of our programs or;
•	continue operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2010.

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

Accounting Policies

Recently issued accounting pronouncements

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of acquisition consideration paid over the fair value of identifiable net tangible and identifiable intangible assets acquired. Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually, in the third quarter, or earlier upon the occurrence of certain triggering events.

Goodwill is allocated among and evaluated for impairment at the reporting unit level. We evaluate goodwill for impairment using a two-step process provided by FASB ASC Topic 350, Intangibles — Goodwill and Other. The first step is to compare the fair value of each of our reporting units to their respective book values, including goodwill. If the fair value of a reporting unit exceeds its book value, reporting unit goodwill is not considered impaired and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. See Note 6, “Goodwill and intangible assets,” for further information. The Company determined there were no impairments of goodwill and other intangible assets as of December 31, 2010 and 2009. Intangible assets are amortized using the straight-line method over the expected life of the assets.

Impairment of long-lived assets

In accordance with FASB ASC 360, Property, Plant, and Equipment, the Company’s long-lived assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets as of December 31, 2010 or 2009.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2010 or 2009, nor gains or losses are reported in the consolidated statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the years ended December 31, 2010 or 2009.

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

Customer billings and costs and estimated earnings on uncompleted contracts

The Company classifies cumulative customer billings that exceed the sum of total contract costs incurred plus the gross profit earned to date as billings in excess of costs and estimated earnings. Cumulative costs incurred plus estimated gross profit earned to date that exceeds customer billings are classified as costs and estimated earnings in excess of billings.

Foreign Currency Translation

On June 2, 2010, the Company incorporated a 99.8% owned subsidiary in Mexico, Green House Soluciones S.A. de C.V. ("GH Soluciones"). This subsidiary utilizes the local currency as its functional currency. Assets and liabilities in the consolidated balance sheets have been translated at the rate of exchange as of the balance sheet date. Revenues and expenses are translated at the average exchange rate for the year. Translation adjustments for the year ended December 31, 2010 were immaterial to the presentation of the consolidated statement of operations and consolidated statement of changes in shareholders’ equity and were therefore not separately disclosed.

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

The Company adopted the application of uncertain tax positions of FASB ASC 740, Income Taxes, during 2009. The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2010 and 2009, the Company does not have a liability for unrecognized tax uncertainties.

The Company's policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2010 and 2009, the Company has no accrued interest or penalties related to uncertain tax positions.

Net loss per common share

Net loss per common share is computed pursuant to FASB ASC 260, Earnings Per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2010. As of December 31, 2010, there were 1,301,950 warrants and 1,149,000 options outstanding to purchase shares of common stock. However, these potentially dilutive shares are considered to be anti-dilutive and are therefore not included in the calculation of net loss per share.

Stock Based Compensation

For employee stock options issued under the Company’s stock-based compensation plans, the fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model, and an estimated forfeiture rate is used when calculating stock-based compensation expense for the period. For employee restricted stock awards and units issued under the Company’s stock-based compensation plans, the fair value of each grant is calculated based on the Company’s stock price on the date of grant and an estimated forfeiture rate when calculating stock-based compensation expense for the period. The Company recognizes the compensation cost of stock-based awards upon vesting of the award.

The Company accounts for stock-based compensation awards to non-employees in accordance with FASB ASC 505-50, Equity-Based Payments to Non-Employees ("ASC 505-50"). Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options issued to non-employees are recorded in expense and additional paid-in capital in shareholders' equity/(deficit) over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options at the end of each period.

Any benefits of tax deductions in excess of recognized stock-based compensation will be reported as a financing activity rather than an operating activity in the statements of cash flows. This requirement will reduce net operating cash flows and increase net financing cash flows in certain periods.

As there is not sufficient public market history for its common stock, the Company determined the volatility for options granted based on an analysis of reported data for a peer group of companies. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies as well as the historical volatility of the Company’s common stock. The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment . The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

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

On March 11, 2010, the Registrant provided M&K and Li & Co. with a copy of the disclosures it made in response to Item 4.01 on Form 8-K, and requested that M&K and Li & Co. furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of the letters, dated March 16, 2010, are filed as Exhibits 16.1 and 16.2 on Form 8-K (which is incorporated by reference herein) to this Annual Report on Form 10-K.

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

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act as of the end of the period covered by this report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives and the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the "reasonable assurance" level. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that information required to be disclosed in the reports that we file and submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms; and (2) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. For the reasons discussed in "Management's Report on Internal Control over Financial Reporting" below, Company management, including the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, the Company's internal control over financial reporting was effective. Management has concluded that the consolidated financial statements included in this annual report present fairly, in all material respects, the Company's financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

Company management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officer, believes that, as of December 31, 2010, the Company's internal control over financial reporting was effective based on those criteria.

Company management will continue to monitor and evaluate the effectiveness of its disclosure controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing improvements, as necessary and as funds allow.

Note: This 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this 10-K. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act. Included in the Act is a provision that permanently exempts smaller public companies that qualify as either a Non-Accelerated Filer or Smaller Reporting Company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred as of December 31, 2010 that has materially affected, or that is reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

In January 2011, Life Protection signed a contract to provide sustainable textured coating product to OceanSafe, a manufacturer of leading-edge steel structural insulated panels, for use in the construction of energy efficient buildings. The contract value is not to exceed $28,000,000. Subject to required regulatory approvals, the coating is expected to be delivered by the end of the third quarter of 2011.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers. All of the Company’s executive officers and directors were appointed on January 7, 2010, the effective date of the Reverse Merger, unless otherwise noted. All directors hold office until the next annual meeting of the stockholders of the Company and until the election and qualification of their successors or their earlier removal or retirement. Directors are elected annually and serve until the next annual meeting and until his successor has been elected and qualified, or until his earlier death, resignation or removal.

Name	Age	Title

John Galt(1)	39	Executive Chairman & Chief Executive Officer

Robert Russ Earnshaw	42	President & Director

Justin Farry	39	Chief Financial Officer

Robert Davis(2)	46	Vice President, Global Energy Services

Billy C. Jones(2)	60	Vice President, Government Relations

Christopher Ursitti(1)	49	Chief Innovation Officer

Sean Entin	39	Chief Marketing Officer

Seymour G. Siegel(3)	68	Independent Director, Chairman of Audit Committee

Charles R. Allured(3)	55	Independent Director, Chairman of Compensation Committee

Floyd H. Trogdon(3)	87	Independent Director

(1) On February 11, 2011, Christopher Ursitti resigned as the Registrant’s Chief Executive Officer and John Galt, the Registrant’s Executive Chairman, was appointed as his replacement as Chief Executive Officer. Also on that date, Mr. Ursitti was appointed Chief Innovation Officer of the Registrant.
(2) Appointed February 11, 2011
(3) Appointed September 13, 2010

John Galt – Executive Chairman & Chief Executive Officer
Mr. Galt is the Executive Chairman and CEO of GreenHouse Holdings, a publicly traded leading provider of energy efficiency solutions and sustainable infrastructure products he founded in 2007. Mr. Galt founded the Galt Corporation in 2003, a real estate development company that has invested and built over 100 projects nationwide. Galt Corp. projects consisted of multi-unit and single-family homes in Florida, Maryland, Massachusetts, Virginia, Tennessee, Arizona, Nevada and California. The company was responsible for the energy efficiency or sustainable solutions retrofit of over 5,000 homes in the Southern California region. Between 1995 and 2002, Mr. Galt worked as a private government contractor for the security and intelligence sectors. Mr. Galt is a certified Green Building Professional through the Build It Green organization, a member of the U.S. Green Building Council. We concluded Mr. Galt’s extensive experience in sustainable building and background in government contracting make him an ideal candidate to serve on the Board of Directors.

Robert Russ Earnshaw – President & Director
Mr. Earnshaw serves as President of GreenHouse Holdings, Inc. and has been responsible for its daily operations since the formation of its predecessor company in January 2007. He is a licensed general contractor and his experience includes developing planned residential communities and commercial developments as well as working in the custom home field. From 2005 through 2007 he previously owned and operated his own general contracting and development consulting business specializing in real estate entitlement and land development. From July 2001 to December 2005, Mr. Earnshaw was a Senior Construction Management position with Gafcon, an ENR top 100 Construction Management firm. While with Gafcon, Mr. Earnshaw managed several multi-million-dollar projects including a ten-story building for the county of San Diego and 4,000 acre several thousand home master plan development project in Las Vegas Nevada. Mr. Earnshaw has a Bachelor of Science degree in Construction Management from Colorado State University. As a result of Mr. Earnshaw’s upper-level managerial experience with large construction projects and his degree in the field, we concluded Mr. Earnshaw should serve on the Board of Directors.

Justin Farry - Chief Financial Officer & Treasurer.
Prior to his appointment at GreenHouse, Mr. Farry was employed at Brinderson L.P. as the Director of Project Business Services from 2008 to 2009. Brinderson is a full service engineering, procurement, construction, maintenance and turnaround company serving the Western United States, concentrating primarily on energy projects in the private sector. Prior to his role at Brinderson, Mr. Farry was a Regional Financial Controller for Bureau Veritas North America, Inc. from 2005 to 2008. Bureau Veritas is a Global Leader in the Quality Assurance, Health, Safety & Environmental (QHSE), Social Responsibility Industry. Mr. Farry is a Certified Public Accountant (inactive), licensed by the California State Board of Accountancy, and a CA(SA), licensed by the South African Institute of Chartered Accountants. Mr. Farry earned a Bachelor of Commerce degree from the University of the Witwatersrand in Johannesburg, and an Honours BCompt degree from the University of South Africa.

Robert L. Davis – Vice President, Global Energy Services
Mr. Davis is responsible for the management and development of GreenHouse’s energy solutions business. Between 2008 and 2010, Mr. Davis worked as the Director of Utility Solutions at Energy and Power Solutions, Inc., a provider of energy efficiency engineering and construction services. The Company’s customers were primarily industrial companies that were seeking to reduce energy consumption, costs and carbon emissions to achieve their sustainability goals. Between 2002 and 2008, Mr. Davis served as Vice President and General Manager of Pacific Coast Construction, a specialty real-estate construction group. He is also a former Senior Project Manager at Southern California Edison where he worked for over 15 years in electricity distribution, design and construction. Mr. Davis has a Bachelors of Science, Business Administration from Central Methodist College, and a Masters of Environmental Management from Chadwick University. Mr. Davis is a Member of the Association of Energy Engineers, and a Licensed General Contractor in the State of California.

Billy C. Jones - Vice President, Government Relations
Mr. Jones is responsible for GreenHouse’s business development with various U.S. Government entities, including Federal, State and local Municipalities, as well as foreign governments. He has formerly the Chief Executive Officer of Life Protection Inc., a company he founded in 2006 that was a licensed Government contractor that provided the U. S. Government, Military and Law Enforcement Agencies training programs, support services and the design and construction of various types of facilities. Between 1993 and 2003, Mr. Jones worked at SuperTel Network, Inc., a global telecommunications company he co-founded that implemented satellite based fire control networks and systems worldwide. The Company counted as its customers the United States Department of Defense, the North Atlantic Treaty Organization (NATO), the United Nations, and the British Ministry of Defense. Mr. Jones previously worked at Sprint Nextel Corporation, a global telecommunications company for 25 years, where in his last position with the Company he served as Director of National Accounts. He served in the U.S. Army for 13 years where his last rank was Sergeant, and is a recipient of the Purple Heart.

Sean Entin – Chief Marketing Officer
Mr. Entin serves as Chief Marketing Officer of GreenHouse Holdings, Inc. and is responsible for development and implementation of marketing strategies at GreenHouse to support the deployment of its eco-friendly products and services. Mr. Entin co-founded Na Pali Coast Development in 2006, a construction development company dedicated to building high-end eco-friendly estate homes in Pacific Palisades, California. The custom homes range from 5,000 square feet in size to 8,000 square feet. Mr. Entin also played an integral role in the development of Los Angeles Center Studio, and assisted in raising capital for the multi-use office and production facility located in the heart of down town Los Angeles on 20 acres. The 450,000 square foot facility with 6 (18,000 sq ft) state-of-the-art sound stages has been the home to thousands of feature films and television projects. Mr. Entin has also co-founded several media production companies including Bridge Pictures and Epicenter Films which produced movies, live events, commercials, and music videos. He began his entrepreneurial adventures as a student at the University of Southern California, where he pursued a Bachelor of Arts degree in entrepreneurship/business administration.

Christopher Ursitti – Chief Innovation Officer
Mr. Ursitti serves as Chief Innovation Officer of GreenHouse Holdings, Inc. and is responsible for business development and strategy. Since 1997, Mr. Ursitti has served as the Managing Partner of the Los Angeles Center Studio, a multi-use office and production facility located in the heart of down town Los Angeles on 20 acres. The facility has state-of-the-art sound stages has been the home to thousands of feature films and television projects. The studio is managed by The Hollywood Location Co., a company in which Mr. Ursitti is an investor that represents industrial properties around the country that are sought after for filming locations. Mr. Ursitti co-founded Na Pali Coast Development in 2006, a construction development company dedicated to building high-end eco-friendly estate homes in Pacific Palisades, California. Mr. Ursitti serves on the board of directors of Opportunity Green and the Calvary Christian School Foundation. He is a graduate of Westminster College, from which he’s been nominated to receive a Lifetime Alumni Achievement Award.

Seymour G. Siegel - Director
Mr. Siegel is a Principal of Rothstein Kass, a national firm of certified public accountants and consultants with approximately 900 member and offices in 9 cities, and is continuing the business founded in 1994. Prior to joining Rothstein Kass, Mr. Siegel co-founded Siegel Rich Inc. in 1994, a firm that provided advisory services to businesses primarily in mergers and acquisitions, succession planning, strategic alliances, problem resolution, operational and long range planning and finance sourcing. From 1974-1990, Mr. Siegel was the Managing Partner and founder of Siegel Rich & Co., CPA's, which merged with Weiser, LLP. From 1990-1994, Mr. Siegel was senior partner at Weiser LLP, a large regional firm of accountants and consultants. He received his Bachelor of Business Administration degree from Bernard Baruch School of the City College of New York. He has been a director of numerous business, philanthropic and civic organizations. He is currently a director and chairman of the Audit Committees of Hauppauge Digital, Inc., Emerging Vision, Inc. and Air Industries Group, and serves as the chairman of our Audit Committee. Mr. Siegel brings a strong business background to us, having worked as a certified public accountant for over 20 years and gained substantial experience in overseeing the management of diverse organizations. As a result of this service, Mr. Siegel has a broad understanding of the operational, financial and strategic issues facing public companies.

Charles R. Allured - Director
Mr. Allured has over 30 years of service in the energy industry. He has held senior management positions in electric, natural gas and water serving public utilities, as well as held the position of Energy Services Manager for one of the largest food processors in the US. As Vice President for Energy and Power Solutions (EPS) since 2004, Mr. Allured was charged with overseeing nearly every aspect of EPS’ business including Procurement and Contract Negotiations, General Manager, Energy Projects, General Manager, xChange Point, Administration, Legal, Information Technology, Human Resources, Facility Management, Regional Management, Technical Officer, Safety Officer, Development Management, Project Management, Client Services, and Engineering. He started his career with Pacific Gas and Electric Company as a steam plant operator in 1979 and after holding several positions he left PG&E as the Technical Training Manager in 1986. Mr. Allured then joined Sierra Pacific Power Company where he enjoyed a 13 year career and left as the Director of Major Accounts. He joined Enron Energy Services and held the positions of National Development Manager and National Accounts Manager. After four years of service he was recruited to work for Dean Foods as the Manager of Energy Services. Mr. Allured has served as Director on several Boards including Nevada Business Week, Nevada Manufacturing Association, and Northern Nevada Chapter of United Way and as the Board President of the Galena Forest Estates Home Owners Association and the American Marketing Association. Mr Allured brings to the Board extensive knowledge of the energy industry, having served in senior corporate positions in energy providers he has a vast knowledge of the industry. His business experience provides him with a broad understanding of the operational, financial and strategic issues facing companies in the energy sector.

Floyd H. Trogdon – Director
Floyd H. Trogdon retired from the United States Air Force as a Brigadier General after 32 years of active duty. During that service he held positions of increasing responsibility as a Command Pilot and Navigator in operational areas and as staff officer in Research and Development in nuclear weapon, aircraft, and missile, command, control and communications areas. He flew combat missions in World War II and Vietnam. At the time of his retirement from the Air Force, he was Acting Deputy Assistant Secretary of Defense for Acquisition Policy. After his Air Force retirement, Trogdon served in a number of key positions in industry and until recently was Chairman of the Board and Chief Executive Officer of Life Protection Inc. Mr Trogdon also has extensive knowledge of the industry and the military, a current customer of ours. His background provides him with a broad understanding of the operational, financial and strategic issues facing us in our interaction with the military

Audit Committee

The board of directors has an Audit Committee whose current members are Messrs. Siegel (Chairman), Allured and Trogdon. The primary purpose of the Audit Committee is to act on behalf of the board of directors in its oversight of all material aspects of our accounting and financial reporting processes, internal controls and audit functions, including our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The board of directors has determined that Mr. Siegel is an “audit committee financial expert” as that term is defined under Regulation S-K, Item 407 (d)(5)(ii), and that he is independent under the current rules of the NASDAQ Stock Market and SEC rules and regulations.

Compensation Committee

The board of directors has a Compensation Committee whose current members are Messrs. Allured (Chairman), Siegel and Trogdon. The primary purpose of the Compensation Committee is to act on behalf of the board of directors in determining executive and director compensation.

In considering and determining executive and director compensation, our board of directors reviews compensation that is paid by other similar public companies to its officers and takes that into consideration in determining the compensation to be paid to the Company’s officers. The board of directors also determines and approves any non-cash compensation to any employee. The Company has not engaged any compensation consultants to assist in determining or recommending the compensation to the Company’s officers or employees.

Code of Ethics and Conduct

Our board of directors adopted a code of business ethics and conduct (the “Code of Ethics”), applicable to all of our executives, directors and employees. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the Code of Ethics. Our Code of Ethics is filed as an exhibit to this Form 10-K. The Code of Ethics is available in print to any shareholder that requests a copy. Copies may be obtained by contacting Investor Relations at our corporate headquarters.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer and principal financial officer during our last completed fiscal year; and (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2010 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year (collectively, the Named Executives).

Name and Principal Position	Year	Salary	Bonus	Option Awards (6)	Non-Equity Incentive Plan Compensation	All Other Compensation		Total

John Galt, Executive	2010	$-	$-	$-	$-	$150,000	(5)	$150,000
Chairman & Chief	2009	$-	$-	$-	$-	$45,000	(5)	$45,000
Executive Officer (1)

Russ Earnshaw,	2010	$-	$-	$-	$-	$150,000	(5)	$150,000
President, Director (1)	2009	$-	$-	$-	$-	$50,000	(5)	$50,000

Justin Farry, Chief	2010	$160,000	$-	$61,472	$-	$13,750	(5)	$235,222
Financial Officer (1)	2009	$8,881	$-	$-	$-	$21,932	(5)	$30,813

Robert L. Davis,	2010	$77,802	$-	$483,000	$-	$4,376		$565,178
Vice President, Global	2009	$8,881	$-	$-	$-	$-		$8,881
Energy Services (2)

Billy C. Jones, Vice	2010	$28,187	$-	$136,050	$-	$-		$164,237
President, Government	2009	$-	$-	$-	$-	$-		$-
Services (2)

Chris Ursitti, Chief	2010	$-	$-	$-	$-	$150,000	(5)	$150,000
Innovation Officer (1) (4)	2009	$-	$-	$-	$-	$35,000	(5)	$35,000

Sean Entin, Chief	2010	$-	$-	$-	$-	$150,000	(5)	$150,000
Marketing Officer (1) (4)	2009	$-	$-	$-	$-	$45,000	(5)	$45,000

Cindy Kostoff, Chief	2009	$-	$-	$-	$-	$-		$-
Executive Officer,	2008	$-	$-	$-	$-	$-		$-
Director (3)

Mary Ann Nester,	2009	$-	$-	$-	$-	$-		$-
Director (3)	2008	$-	$-	$-	$-	$-		$-

(1) Appointed on January 7, 2010.

(2) Appointed on February 11, 2011. Amounts for Billy C. Jones relate to compensation paid post acquisition of Life Protection, Inc.

(3) Resigned on January 7, 2010.

(4) Resigned from Board of Directors on September 12, 2010.

(5) Compensation paid as independent consultants.

(6) Fair Value of Option Awards on date of grant using Black-Scholes valuation model.

The following table provides information regarding outstanding equity awards held by the named executive officers at December 31, 2010:

		Option Awards					Stock Awards
		Number of Shares Underlying Unexercised Options Exercisable	Number of Shares Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Shares Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Name		#	#	#			$	#		$	#	#

Justin Farry (1)		80,000	160,000	-	$1.50	January 7, 2020		-	-		-	-

Robert L. Davis (2)		-	200,000	-	$4.15	July 7, 2015		-	-		-	-

Billy C. Jones (3)		-	75,000	-	$3.17	September 8, 2015		-	-		-	-

(1) Mr Farry's options are scheduled to vest as follows:
	Date		Number of shares underlying options that vest
	January 1, 2011		40,000
	June 30, 2011		40,000
	January 1, 2012		40,000
	June 30, 2012		40,000

(2) Mr Davis' options are scheduled to vest as follows:
	Date		Number of shares underlying options that vest
	July 7. 2011		40,000
	July 7. 2012		80,000
	July 7. 2013		80,000

(3) Mr Jones' options are scheduled to vest as follows:
	Date		Number of shares underlying options that vest
	September 8, 2011		25,000
	September 8, 2012		25,000
	September 8, 2013		25,000

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

Compensation of Directors

The general policy of the Board is that compensation for independent Directors should be a nominal cash fee plus equity-based compensation. We do not pay employee Directors for Board service in addition to their regular employee compensation. The Board of Directors, has the primary responsibility for considering and determining the amount of Director compensation.

The following table shows amounts earned by each Director in the fiscal year ended December 31, 2010.

Director	Fees Earned or Paid in Cash (1)	Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Seymour . Siegel	$5,000	$-	$43,860	$-	$-	$-	$48,860
Charles R. Allured	$4,000	$-	$43,860	$-	$-	$-	$47,860
Floyd G. Trogdon	$2,500	$-	$43,860	$-	$-	$-	$46,360

(1) Reflects the amount of fees earned during the year ended December 31, 2010.

(2) Reflects the estimated fair value of the option award on the grant date using a Black-Scholes option pricing model.

Employment Agreements

The following table provides information regarding outstanding equity awards held by the named director at December 31, 2010:

	Option Awards					Stock Awards
	Number of Shares Underlying Unexercised Options Exercisable	Number of Shares Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Shares Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Name	#	#	#			$	#		$	#	#

Seymour Siegel (1)	6,250	18,750	-	$2.75	December 1, 2015		-	-		-	-

Charles R. Allured (1)	6,250	18,750	-	$2.75	December 1, 2015		-	-		-	-

Floyd G. Trogdon (1)	6,250	18,750	-	$2.75	December 1, 2015		-	-		-	-

(1) Each director's options are scheduled to vest with respect to 6,250 shares each on March 31, June 30, and September 30, 2011.

On January 4, 2010, the Company entered into employment agreements with its executive officers, John Galt, Russ Earnshaw, Chris Ursitti, Sean Entin and Justin Farry.

Each employment agreement provides for a four year term with minimum annual base salary of $150,000, with the exception of Mr. Farry’s which provided a minimum annual salary of $160,000. Under the agreements, the executives will be subject to traditional non-competition and employee non-solicitation restrictions while they are employed by the Company and for a period of one year thereafter, or two years if the executive resigns. If the Company terminates the employment agreement without Cause prior to the expiration of its term, or the Executive terminates the agreement for “Good Reason” (as that term is defined in the employment agreement) the Executive shall be entitled to receive any earned but unpaid compensation due to them under the agreement. Upon a change-in-control of the Company, the executives’ employment agreements will have been terminated for “Good Reason”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Common Stock as of December 31, 2010 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our named executive officers (as defined in Item 403(a) of Regulation S-K under the Securities Act), and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
John Galt	1,899,298	7.38%
Robert Russ Earnshaw	1,798,271	6.99%
Chris Ursitti	1,737,655	6.75%
Sean Entin (3)	1,723,614	6.70%
Justin Farry (4)	141,551	0.55%
Robert L. Davis	25,000	0.10%
Billy C. Jones	156,338	0.61%
Seymour G Siegel (5)	6,250	0.02%
Charles R. Allured (5) (6)	28,417	0.11%
Floyd H. Trogdon (5)	149,014	0.58%
Roy Pharis	2,404,430	9.34%
All Directors and Executive Officers as a Group (10 persons)	7,665,408	29.62%

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

(2) For each shareholder, the calculation of percentage of beneficial ownership is based upon 25,738,831 shares of Common Stock outstanding as of December 31, 2010, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

(3) Includes 50,000 shares held by Mr. Entin’s minor daughter, Savannah Entin, of which he has voting and dispositive power.

(4) Includes 80,000 options exercisable at December 31, 2010 and 40,000 options that became exercisable on January 7, 2011.

(5) Includes 6,250 options exercisable at December 31, 2010.

(6) Includes 5,500 warrants exercisable at December 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On October 8, 2008, the Company issued an unsecured promissory note (the “Note”) to Pacific Consortium Investments (“Pacific”) in the amount of $300,000. Interest accrues on the note at the rate of 5% per annum. Under the term of the Note, the Company shall make 36 monthly payments beginning on June 15, 2010. Subsequent to execution of the Note, Pacific advanced the Company an additional $100,000 during the year ended December 31, 2008, and another $100,000 during the year ended December 31, 2009, which are treated as additional borrowings under the Note. The controlling party of Pacific is Roy Pharis, a shareholder of the Company.

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

The Company subleases its building from an entity in which John Galt, the Company’s Executive Chairman, is a shareholder. For the period August 1, 2008 through May 31, 2009, the Company had a month to month lease. The Company has a non-cancelable operating lease beginning June 1, 2009 that expires on July 31, 2013. Rent expense to the shareholder for the building for the years ended December 31, 2010 and 2009 was $69,837 and $67,820, respectively.

During the year ended December 31, 2010, the Company received unsecured advances of $58,979 from Justin Farry, its Chief Financial Officer. The amount owing on the advances was $21,909 and $0 as of December 31, 2010 and 2009, respectively.

During the year ended December 31, 2009, the Company received an unsecured advance of $25,618 from Chris Ursitti, its then Chief Executive Officer. During the year ended December 31, 2010, the Company received an additional $103,633 in unsecured advances. The amount owing on the advances was $5,292 and $25,618 as of December 31, 2010 and 2009, respectively.

During the year ended December 31, 2009, the Company issued an unsecured note payable in the amount of $300,000 and received an additional unsecured loan in the amount of $30,536 from one of its principal shareholders and then Chief Executive Officer. During the year ended December 31, 2010, the Company received an additional unsecured loan in the amount of $42,100 from its principal shareholder and then Chief Executive Officer. The note has a stated interest rate of 4%, with interest payments due monthly, and is due upon receipt of equity financing by the Company of at least $5 million. The unsecured loans were fully repaid during the year ended December 31, 2010. The amount owing under the note as of December 31, 2010 and 2009 was $215,000 and $300,000, respectively. The loans are non-interest bearing. The amount owing under the loans was $0 and $30,536 as of December 31, 2010 and 2009, respectively.

During the year ended December 31, 2009, the Company issued an unsecured note payable in the amount of $100,000 to an unaffiliated shareholder. Principal in the amount of $100,000 plus a one-time interest payment of $10,000 was due on May 28, 2010, however, the shareholder agreed to accept weekly repayments of $5,000 until the note was fully repaid. The principal amount owing under the note was $0 and $100,000 as of December 31, 2010 and 2009, respectively.

During the year ended December 31, 2009, the Company issued two unsecured notes payable of $100,000 each to unaffiliated shareholders. During the year ended December 31, 2010, one of the Company's unaffiliated shareholders elected to discharge the note by entering into a Securities Purchase agreement with the Company for 78,432 shares of the Company's common stock and warrants to purchase an additional 25,883 shares of the Company's common stock at an exercise price of $2.50 per share and expiring in three years. On October 1, 2010, the other unaffiliated shareholder elected to discharge their note by entering into a Securities Purchase agreement with the Company for 100,000 shares of the Company's common stock and warrants to purchase an additional 30,000 shares of the Company's common stock at an exercise price of $2.00 per share and expiring in three years. The principal amount owing under the notes was $0 and $200,000 as of December 31, 2010 and 2009, respectively.

During the year ended December 31, 2009, the Company issued an unsecured note payable in the amount of $25,000 to an unaffiliated shareholder. This note is payable upon receipt of equity financing by the Company and is non-interest bearing. The note holder will receive 15,000 shares of common stock upon receipt of equity financing by the Company. The amount owing under the note was $10,000 and $25,000 as of December 31, 2010 2009, respectively.

During the year ended December 31, 2009, the Company received unsecured advances of $37,588 from Russ Earnshaw, its President and a Director.

During the year ended December 31, 2010, the Company repaid $7,300 on an advance from Russ Earnshaw, its President and a Director. The amount owing on the advance was $30,288 and $37,588 as of December 31, 2010 and 2009, respectively.

During the year ended December 31, 2010, the Company borrowed $247,728 from Galt Corp. The controlling party of Galt Corp. is the Company’s Executive Chairman. The note was unsecured, non-interest bearing, and due on demand. The note was fully repaid during the year ended December 31, 2010.

During the year ended December 31, 2010, the Company issued an unsecured note payable in the amount of $100,000 to an unaffiliated shareholder. The note was non-interest bearing. The note was fully repaid during the year ended December 31, 2010.

Director Independence

During the 2010 fiscal year, the following individuals served as members of our board of directors: John Galt, Russ Earnshaw, Sean Entin (resigned September 12, 2010), Chris Ursitti (resigned September 12, 2010), Seymour G. Siegel (appointed September 13, 2010), Charles R. Allured (appointed September 13, 2010) and Floyd H. Trogdon (appointed September 13, 2010). Of such directors, only Messrs. Siegel, Allured and Trogdon, were “independent” as such term is defined in the listing standards of The NASDAQ Stock Market and the applicable rules of the SEC.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees billed to the Company for the audits and other services provided by its independent registered public accounting firm for fiscal 2010 and 2009.

	2010	(1)	2009	(2)
	$		$

Audit fees	30,000		25,000
Audit-related fees	18,128		3,643
Tax Fees	8,000		8,490
All other fees	8,326		-

	64,454		37,133

(1) Also includes estimated fees to be billed in 2011 for fiscal 2010.

(2) Also includes fees billed in 2010 for fiscal 2009.

Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our consolidated annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that are normally provided by our independent public accountants in connection with our statutory and regulatory filings or engagements.

Audit Related Fees consist of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and the financial statements of our subsidiaries that were not otherwise included in Audit Fees.

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

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services

The Audit Committee of the Board of Directors has the responsibility of appointing the independent audit firm and overseeing their work. The Audit Committee pre-approves all audit and related services. Should the Audit Committee pre-approve any services other than audit and related services, it evaluates whether the services would compromise the auditor's independence.

Of the services provided in fiscal 2010 and 2009, all fees and services were pre-approved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS, Financial Statement and Schedules

(a)	Exhibits

2.1	Agreement and Plan of Share Exchange, by and among Custom Q, Inc., Green House Holdings, Inc., and the Shareholders of Green House Holdings, Inc. dated as of January 7, 2010. (1)
3.1	Amended and Restated Articles of Incorporation of GreenHouse Holdings, Inc. (1)
4.1	Form of Subscription Agreement of GreenHouse Holdings, Inc. (1)
10.1	Form of Employment Agreement (1)
10.2	2010 Equity Incentive Plan (1)
10.3	Share Exchange Agreement between Green House Holdings, Inc. and. R. Squared Contracting, Inc., d/b/a GreenHouse dated September 20, 2009. (1)
10.4	Form of R-Squared Contracting Bridge Note (1)
10.5	E-Fuel Limited Exclusive Distributor Agreement between E-Fuel Corporation and GreenHouse dated January 4, 2009 (1)
10.6	Placement Agent Agreement with Hallmark Investments, Inc. (1)
10.7	Agreement and Plan of Share Exchange with Life Protection, Inc., as amended. (2)
10.8	Code of Ethics*
10.9	Securities Agreement with certain investors (3)
10.10	Form of Debenture (entered into in connection with the Securities Purchase Agreement described in Item 10.10) (3)
10.11	Form of Warrant (entered into in connection with the Securities Purchase Agreement described in Item 10.10) (3)
10.12	Form of Securities Purchase Agreement with certain investors (4)
10.13	Form of Debenture with certain investors (entered into in connection with the Securities Purchase Agreement described in Item 10.12 (4)
10.14	Form of Warrant (entered into in connection with the Securities Purchase Agreement described in Item 10.12) (4)
10.15	Form of Amendment Agreement (entered into in connection with the Securities Purchase Agreement described in Item 10.12) (4)
10.16	Contract between Life Protection, Inc. and OceanSafe dated January 27, 2011*
21.1	Subsidiaries of GreenHouse Holdings , Inc. (1)
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

(1)  Incorporated by reference to the Company’s registration statement on Form 8-K, filed with the Securities Commission on January 13, 2010, as amended.

(2)  Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities Commission on July 23, 2010 and the Form 8-K filed , filed with the Securities Commission on September 14, 2010.

(3) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities Commission on February 24, 2010.

(4) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities Commission on October 27, 2010.

* Filed herewith

(b) Reports on Form 8-K.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2011

GREENHOUSE HOLDINGS, INC.

By:	/s/ John Galt
Name: John Galt
Title: Chief Executive Officer, Executive Chairman
(principal executive officer)

By:	/s/ Justin Farry
Name: Justin Farry
Title: Chief Financial Officer
(principal accounting officer)

By:	/s/ Seymour G. Siegel
Name: Seymour G. Siegel
Title: Director

By:	/s/ Charles R. Allured
Name: Charles R. Allured
Title: Director

By:	/s/ Floyd H. Trogdon
Name: Floyd H. Trogdon
Title: Director

By:	/s/ Robert Russ Earnshaw
Name: Robert Russ Earnshaw
Title: Director

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-2 to F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Shareholders’ Equity (Deficit)	F-5

Consolidated Statements of Cash Flows	F-6 to F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8 to F-32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
GreenHouse Holdings, Inc. and Subsidiaries
San Diego, California

We have audited the consolidated balance sheets of GreenHouse Holdings, Inc. and Subsidiaries (the “Company”), as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GreenHouse Holdings, Inc. at December 31, 2010 and 2009, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $6,753,036, a net loss and net cash used in operations of $4,644,966 and $3,509,800, respectively, for the year ended December 31, 2010. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PKF
San Diego, California	PKF
March 29, 2011	Certified Public Accountants
A Professional Corporation

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009

ASSETS

Current assets:
Cash	$63,373	$3,869
Accounts receivable	1,931,408	887,503
Costs and estimated earnings in excess of billings	99,065	-
Prepaid expenses and other current assets	151,973	15,560
Deferred issuance costs	-	152,740

Total current assets	2,245,819	1,059,672

Property and equipment, net	487,513	165,953

Non-current assets:
Goodwill	2,244,367	-
Intangible assets, net	1,957,395	-
Security deposits	9,327	6,000
Distribution rights, net	686,667	500,000

Total assets	$7,631,088	$1,731,625

See accompanying notes to consolidated financial statements.

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,754,165	$588,958
Accrued expenses	297,799	213,397
Billings in excess of costs and estimated earnings	1,267,726	999,091
Advances from shareholder	50,000	-
Advances from officers	57,489	63,206
Current portion of notes payable	197,250	12,914
Current portion of notes payable, related parties	366,330	210,454
Total current liabilities	3,990,759	2,088,020

Notes payable, net of current portion	171,251	794,033
Notes payable, net of current portion, related parties	348,670	945,082
Deferred income taxes	800,000	-
Total liabilities	5,310,680	3,827,135

Commitments and contingencies - Note 11

Shareholders' equity (deficit):
Preferred stock, $.001 par value, 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par value, 1,000,000 shares authorized, 800,000 shares issued and outstanding at December 31, 2009	-	12,560
Common stock, $.001 par value, 300,000,000 shares authorized, 25,738,831 shares issued and outstanding at December 31, 2010	25,739
Additional paid-in capital	9,047,705	-
Accumulated deficit	(6,753,036)	(2,108,070)
Total shareholders' equity (deficit)	2,320,408	(2,095,510)

Total liabilities and shareholders' equity (deficit)	$7,631,088	$1,731,625

See accompanying notes to consolidated financial statements.

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010 and 2009

	2010	2009

Revenues	$6,731,986	$4,490,186

Cost of goods sold	4,165,958	2,753,743

Gross profit	2,566,028	1,736,443

Operating expenses:
Compensation	2,913,455	1,257,090
Selling, general and administrative	3,702,612	2,100,276

Total operating expenses	6,616,067	3,357,366

Loss from operations	(4,050,039)	(1,620,923)

Other expense:
Interest	(344,835)	(63,747)
Other expense	(250,000)	-

Loss before income taxes	(4,644,874)	(1,684,670)

Provision for income taxes	800	2,119

Net loss before noncontrolling interest	(4,645,674)	(1,686,789)

Net loss attributable to noncontrolling interest	708	-

Net loss	$(4,644,966)	$(1,686,789)

Net loss per share - basic and diluted	$(0.20)	$(2.11)

Weighted average number of shares outstanding -
Basic and Diluted	23,529,837	800,000

See accompanying notes to consolidated financial statements.

GREEN HOUSE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2010 and 2009

	Common stock					Total
	Shares	Amount	Additional paid in capital	Accumulated deficit	Noncontrolling interest	Shareholders' equity (deficit)

Balance December 31, 2008	800,000	$12,560	$-	$(421,281)	$-	$(408,721)

Net loss for the year ended December 31, 2009	-	-	-	(1,686,789)	-	(1,686,789)

Balance, December 31, 2009	800,000	12,560	-	(2,108,070)	-	(2,095,510)

Retirement of shares in share exchange on January 7, 2010	(800,000)	(12,560)	-	-	-	(12,560)

Issuance of shares in share exchange on January 7, 2010	19,800,000	19,800	(7,240)	-	-	12,560

Issuance of shares for reverse merger on January 7, 2010	1,200,000	1,200	(1,200)	-	-	-

Compensation expense of stock options issued to employees, consultants and vendors	-	-	228,032	-	-	228,032

Stock and warrants issued for converted debt	785,125	785	972,748	-	-	973,533

Warrants issued in conjunction with debentures	-	-	147,443	-		147,443

Value of beneficial conversion feature of convertible debt	-	-	204,153	-	-	204,153

Stock and warrants issued for stock subscriptions	2,654,456	2,654	3,978,956	-	-	3,981,610

Stock issuance costs	-	-	(449,400)	-	-	(449,400)

Stock issued for distribution rights	50,000	50	199,950	-	-	200,000

Stock and warrants issued for services	130,500	131	228,944	-	-	229,075

Issuance of shares for acquisition of Life Protection, Inc.	1,118,750	1,119	3,545,319	-	-	3,546,438

Noncontrolling interest acquired in Life Protection, Inc. acquisition	-	-	-	-	4,262	4,262

Distributions to noncontrolling interest	-	-	-	-	(3,554)	(3,554)

Net loss for year ended December 31, 2010	-	-	-	(4,644,966)	(708)	(4,645,674)

Balance, December 31, 2010	25,738,831	$25,739	$9,047,705	$(6,753,036)	$-	$2,320,408

See accompanying notes to consolidated financial statements.

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net loss	$(4,644,966)	$(1,686,789)
Adjustments to reconcile net loss to net cash used in operations:
Noncontrolling interest	(708)	-
Depreciation and amortization	175,611	43,127
Common stock, warrants and options issued for services	396,357	-
Beneficial conversion of converted debt	204,153	-
Accretion of warrant discount to debentures payable	25,484	-
Accretion of original issue discount	12,452
Changes in operating assets and liabilities:
Accounts receivable	(1,043,905)	(778,104)
Costs and estimated earnings in excess of billings	(99,065)	-
Prepaid expenses and other current assets	(73,663)	(13,560)
Security deposits	(3,327)	-
Accounts payable	1,165,207	539,396
Accrued expenses	107,935	190,915
Billings in excess of costs and estimated earnings	268,635	874,914
Net cash used in operating activities	(3,509,800)	(830,101)

Cash flows from investing activities:
Purchase of other intangibles	(3,600)	-
Net cash received from acquisition	42,333	-
Purchase of property and equipment	(89,089)	(26,550)
Net cash used in investing activities	(50,356)	(26,550)

Cash flows from financing activities:
Deferred issuance costs	(296,660)	(152,740)
Distributions to noncontrolling interest	(3,554)	-
Advances from shareholder	50,000	-
Advances from officers	162,612	-
Repayments to officers	(168,329)	-
Payments on notes payable	(169,914)	(11,412)
Payments on notes payable, related parties	(630,364)	(66,926)
Proceeds from notes payable	4,431	750,000
Proceeds from issuance of debentures	300,000	-
Proceeds from notes payable, related parties	389,828	341,598
Proceeds from share issuances	3,981,610	-
Net cash provided by financing activities	3,619,660	860,520

Net increase in cash	59,504	3,869

Cash at beginning of year	3,869	-

Cash at end of year	$63,373	$3,869

See accompanying notes to consolidated financial statements.

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Years Ended December 31, 2010 and 2009

	2010	2009
Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$102,316	$13,341

Income taxes	$800	$2,119

Non-cash investing and financing activities:
Purchase of vehicle from proceeds of note payable	$-	$26,287

Notes payable to related parties for acquisition of distribution rights	$-	$500,000

Conversion of notes payable to common stock	$973,533	$-

Deferred issuance costs adjusted to additional paid in capital in conjunction with share issuances	$449,400	$-

Issuance of 19,800,000 shares of common stock in exchange for retirement of 800,000 shares of common stock in Green House Holdings	$12,560	$-

Issuance of 1,200,000 shares of common stock for reverse merger	$1,200	$-

Issuance of 50,000 shares of common stock in exchange for assignment of distribution rights	$200,000	$-

Issuance of 45,000 shares of common stock for prepaid services	$60,750	$-

Issuance of 1,118,750 shares of common stock for acquisition of Life Protection, Inc.	$3,504,105	$-

Deferred income tax liability and goodwill associated with the acquisition of Life Protection, Inc.	$800,000	$-

Purchase of land from issuance of notes payable	$286,544	$-

Issuance of 137,931 warrants as discount to debentures payable in conjuction with issuance of debentures	$147,443	$-

See accompanying notes to consolidated financial statements.

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

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

On June 2, 2010, the Company incorporated a 99.8% owned subsidiary in Mexico, Green House Soluciones S.A. de C.V. ("GH Soluciones").

On September 8, 2010, the Company and its wholly-owned subsidiary, Green House Holdings, Inc., entered into an Agreement and Plan of Share Exchange (the “ LPI Agreement”) with Life Protection, Inc., a North Carolina corporation (“Life Protection”) and shareholders of Life Protection (the “Life Protection Holders”). Life Protection is headquartered in Grifton, North Carolina and provides innovative training, support, design and construction of facilities and services to meet the needs of the U.S. government, military, and law enforcement agencies.  Revenue and loss generated by Life Protection from the acquisition date through December 31, 2010 was $648,526 and $(128,508), respectively.

The Company is headquartered in San Diego, California and provides energy-efficiency products, energy management systems, eco-friendly infrastructure, scalable waste-to-fuel bio-fuel and closed loop systems, as well as other proprietary technologies and products that are financially sound and sustainable to residential, commercial, industrial and government markets around the globe.

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 2. Accounting policies

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

Significant estimates included in these financial statements are: (a) revenue recognition on uncompleted contracts and billings in excess of costs and estimated earnings, and (b) allocation of the Life Protection purchase price between the fair value of the assets acquired, intangible assets and goodwill. The revenue recognition estimates are based on the ratio that actual costs incurred to date bear to estimated costs at completion. It is at least reasonably possible that a change in these estimates will occur in the near term.

Consolidation

The consolidated financial statements include the accounts of GHH and its wholly-owned subsidiaries, R Squared, Life Protection and GH Soluciones. All material intercompany balances have been eliminated in consolidation. Life Protection had a 49% membership interest in LPI-R.O.A.D.House, LLC (“Roadhouse”). Roadhouse was dissolved on November 9, 2010. The results of activity attributed to the noncontrolling interest of the outside members of Roadhouse is recorded in the consolidated statement of operations for the noncontrolling members share in the net income or loss of LPI-R.O.A.D.House, LLC.

Reclassifications

Certain items on the 2009 consolidated balance sheet, statement of operations, and statement of cash flows have been reclassified to conform to current period presentation.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Accounts receivable

R Squared grants unsecured credit to individuals primarily located in Southern California. Life Protection grants unsecured credit to commercial and military customers primarily located in the United States. Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expenses, if any. At December 31, 2010 and 2009, the allowance for doubtful accounts is $0.

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure to its customers.

Deferred issuance costs

Costs relating to the future issuance of equity securities are deferred. When the additional equity securities are issued, the deferred costs are charged to additional paid-in-capital. The Company had certain deferred issuance costs as of December 31, 2009 consisting of legal and other expenses relating to the issuance of common stock that were issued in 2010 (See Note 10).

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 2. Accounting policies (Continued)

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

Goodwill and other intangible assets

Goodwill represents the excess of acquisition consideration paid over the fair value of identifiable net tangible and identifiable intangible assets acquired. Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually, in the third quarter, or earlier upon the occurrence of certain triggering events.

Goodwill is allocated among and evaluated for impairment at the reporting unit level. Management evaluates goodwill for impairment using a two-step process provided by FASB ASC Topic 350, Intangibles — Goodwill and Other. The first step is to compare the fair value of each of our reporting units to their respective book values, including goodwill. If the fair value of a reporting unit exceeds its book value, reporting unit goodwill is not considered impaired and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. See Note 6, “Goodwill and intangible assets,” for further information. The Company determined that there were no impairments of goodwill and other intangible assets as of December 31, 2010 or 2009.  Intangible assets are amortized using the straight-line method over the expected life of the assets.

Impairment of long-lived assets

In accordance with FASB ASC 360, Property, Plant, and Equipment, the Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets as of December 31, 2010 or 2009.

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 2. Accounting policies (Continued)

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2010 or 2009, nor gains or losses are reported in the consolidated statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the years ended December 31, 2010 or 2009.

Revenue recognition

In accordance with FASB ASC 605, Revenue Recognition , contract revenues are recognized using the percentage of completion method in the ratio that costs incurred bear to total estimated costs at completion. Adjustments to contract cost estimates are made in the periods in which the facts which require such revisions become known. Unapproved change orders are not considered as part of the contract until it has been approved by the customer. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. If final total cost is anticipated to exceed the contract amount, the excess of cost over contract amount is immediately recognized as a loss on the contract.

Customer billings and costs and estimated earnings on uncompleted contracts

The Company classifies cumulative customer billings that exceed the sum of total contract costs incurred plus the gross profit earned to date as billings in excess of costs and estimated earnings. Cumulative costs incurred plus estimated gross profit earned to date that exceeds customer billings are classified as costs and estimated earnings in excess of billings. See Note 4, “Costs and estimated earnings on uncompleted contracts,” for further information.

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 2. Accounting policies (Continued)

Advertising

Advertising expense is comprised of media, agency and promotion costs. Advertising expenses are charged to operations as incurred. Advertising expenses charged to operations totaled $34,058 and $19,033 for the years ended December 31, 2010 and 2009, respectively.

Other expense

Immediately prior to the reverse merger described below, the Company consummated a Stock Purchase Agreement with Cindy Kostoff, GreenHouse’s then principal shareholder and officer and director, whereby the Company acquired 4,000,000 of GreenHouse’s 4,240,000 outstanding shares from Ms. Kostoff for the purchase price of $250,000. This expense has been classified as other expense.

Foreign Currency Translation

On June 2, 2010, the Company incorporated a 99.8% owned subsidiary in Mexico, Green House Soluciones S.A. de C.V. ("GH Soluciones"). This subsidiary utilizes the local currency as its functional currency. Assets and liabilities in the consolidated balance sheets have been translated at the rate of exchange as of the balance sheet date. Revenues and expenses are translated at the average exchange rate for the year. Translation adjustments for the year ended December 31, 2010 were immaterial to the presentation of the consolidated statement of operations and consolidated statement of changes in shareholders’ equity and were therefore not separately disclosed.

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

The Company adopted the application of uncertain tax positions of FASB ASC 740, Income Taxes, during 2009. The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2010 and 2009, the Company does not have a liability for unrecognized tax uncertainties.

The Company's policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2010 and 2009, the Company has no accrued interest or penalties related to uncertain tax positions.

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 2. Accounting policies (Continued)

Net loss per common share

Net loss per common share is computed pursuant to FASB ASC 260, Earnings Per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2009. As of December 31, 2010, there were 1,301,950 warrants and 1,149,000 options outstanding to purchase shares of common stock. However, these potentially dilutive shares are considered to be anti-dilutive and are therefore not included in the calculation of net loss per share.

Stock Based Compensation

For employee stock options issued under the Company’s stock-based compensation plans, the fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model, and an estimated forfeiture rate is used when calculating stock-based compensation expense for the period. For employee restricted stock awards and units issued under the Company’s stock-based compensation plans, the fair value of each grant is calculated based on the Company’s stock price on the date of grant and an estimated forfeiture rate when calculating stock-based compensation expense for the period. The Company recognizes the compensation cost of stock-based awards upon vesting of the award.

The Company accounts for stock-based compensation awards to non-employees in accordance with FASB ASC 505-50, Equity-Based Payments to Non-Employees ("ASC 505-50"). Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options issued to non-employees are recorded in expense and additional paid-in capital in shareholders' equity/(deficit) over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options at the end of each period.

Any benefits of tax deductions in excess of recognized stock-based compensation will be reported as a financing activity rather than an operating activity in the statements of cash flows. This requirement will reduce net operating cash flows and increase net financing cash flows in certain periods.

As there is not sufficient public market history for its common stock, the Company determined the volatility for options granted based on an analysis of reported data for a peer group of companies. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies as well as the historical volatility of the Company’s common stock. The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 2. Accounting policies (Continued)

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

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 2. Accounting policies (Continued)

Recently issued accounting pronouncements (Continued)

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3. Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $6,753,036 at December 31, 2010, a net loss and net cash used in operations of $4,644,966 and $3,509,800, respectively, for the year ended December 31, 2010. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, raise additional capital, and generate sufficient revenues. In January through December, 2010, the Company raised $3,981,610 through the issuance of equity securities (See Note 10). Management believes that the actions presently being taken to further implement its business plan, raise additional capital, and generate revenues provide the opportunity for the Company to continue as a going concern, but there can be no assurances to that effect.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 4. Costs and estimated earnings on uncompleted contracts

Costs and estimated earnings on uncompleted contracts as of December 31, 2010 and 2009 consist of the following:

	2010	2009

Costs incurred on uncompleted contracts	$1,164,719	$378,986
Estimated earnings	341,611	190,290

	1,506,330	569,276

Less: billings to date	2,674,991	1,568,367

	$(1,168,661)	$(999,091)

Included in the accompanying consolidated balance sheets at December 31, 2010 and 2009, costs and estimated earnings on uncompleted contracts consist of the following:

	2010	2009

Costs and estimated earnings in excess of billings on uncompleted contracts	$99,065	$-

Billings in excess of costs and estimated earnings on uncompleted contracts	(1,267,726)	(999,091)

	$(1,168,661)	$(999,091)

As of December 31, 2010 and 2009, there was a backlog of approximately $747,000 and $547,000, respectively.

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 5. Property and equipment

Property and equipment at December 31, 2010 and 2009 consisted of:

	2010	2009

Land	$318,036	$-
Vehicles	112,776	102,477
Leasehold improvements	94,887	94,436
Furniture and equipment	53,876	10,873
	579,575	207,786
Less: accumulated depreciation and amortization	(122,456)	(68,383)
Project in progress	30,394	26,550

Property and equipment, net	$487,513	$165,953

Depreciation and amortization expense for the years ended December 31, 2010 and 2009 was $54,073 and $43,127, respectively.

The carrying amount of the vehicles that serve as collateral on the vehicle loans is $55,685 and $67,597 at December 31, 2010 and 2009, respectively.

As of December 31, 2010 and 2009, the Company had assets with a net book value of $320,892 and $0, respectively, that were held outside of the United States.

Note 6. Goodwill and Other Intangibles

On September 8, 2010, the Company acquired 100% of the outstanding capital stock of Life Protection, Inc. (“Life Protection”). Life Protection had a 49% membership interest in LPI R.O.A.D.House, LLC but this entity was dissolved prior to December 31, 2010. Life Protection provides innovative training, support, design and construction of facilities and services to meet the needs of the U.S. government, military, and law enforcement agencies.  As a result of this acquisition, the Company is expected to yield significant cross-selling opportunities in government markets.

The Company acquired all of the capital stock of Life Protection in exchange for an aggregate of 1,118,750 newly issued shares of the Company’s common stock, par value $.001 per share. The purchase price was determined based on the total market value of the newly issued shares on September 8, 2010, totaling $3,546,348, which was based on the closing market price of the Company's common stock on the acquisition date.

The acquisition has been accounted for under the purchase method. Management’s estimate of the fair value of the identifiable, intangible assets acquired was $2,062,000. None of the goodwill recognized or amortization of intangible assets is expected to be deductible for income tax purposes. Accordingly, in conjuction with the valuation of intangible assets acquired, it was determined that a deferred income tax liability of $800,000 shall be recorded to reflect the book to tax differences of the acquisition. The excess of the purchase price paid over the fair value of the assets acquired and liabilities assumed amounted to $2,244,367 and was allocated to goodwill.

The following table summarizes the consideration given for Life Protection and the fair values of the assets acquired and liabilities assumed recognized at the acquisition date, as well as the fair value at the acquisition date of the noncontrolling-interest in LPI-R.O.A.D.House, LLC.

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 6. Goodwill and Other Intangibles (Continued)

Consideration Given:

1,118,750 shares of GreenHouse Holdings common stock	$3,546,438

Fair value of identifiable assets acquired and liabilities assumed:

Cash	$42,333
Prepaid expenses	2,000
Identifiable intangible assets	2,062,000
Total identifiable net assets	2,106,333
Deferred income taxes	(800,000)
Noncontrolling interest in LPI-R.O.A.D.House, LLC	(4,262)
Goodwill	2,244,367

$3,546,438

Customer relationships, technologies, trade names and other were valued based on the discounted projected cash flows over their expected lives.  Licenses were valued using the cost approach, which estimates the cost to re-create the license.

Intangible assets, net, consists of the following at December 31, 2010:

	Average life	December 31,
	(in years)	2010

Non-amortizable:
Trademarks	Indefinite	$3,600

Amortizable:
Customer relationships	7	1,033,000
Technologies	8	359,000
Licenses	5	315,000
Trade names	8	236,000
Other	3	119,000
		2,065,600
Accumulated amortization		(108,205)

Total intangible assets, net		$1,957,395

Amortization of intangible assets was $108,205 and $0 for the years ended December 31, 2010 and 2009, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Expected amortization of intangible assets for each of the next five years is as follows:

2011	$324,616
2012	$324,616
2013	$311,389
2014	$284,948
2015	$263,948

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 7. Distribution rights

Pursuant to an agreement dated January 14, 2009 between the Company and E-Fuel Corporation (“E-Fuel”), (the “Distribution Agreement”), the Company acquired exclusive rights to distribute E-Fuel equipment, parts and accessories used in the production of ethanol for certain counties in the state of California. The term of the Distribution Agreement is for three years and may be extended for an additional one year term by the mutual written consent of the Company and E-Fuel. Under the terms of the Agreement, the Company is required to order minimum quantities (See Note 13). The Company paid E-Fuel a $500,000 distribution fee to acquire the limited exclusive distribution rights. The distribution fee will be amortized using the straight-line method over the initial three year term of the Distribution Agreement; beginning when the Company completes its beta testing of the E-Fuel equipment. The Company anticipates yearly amortization expense to be approximately $167,000.

On August 10, 2010, the Company acquired the exclusive distribution rights to distribute Polyethylene Ballistic Material to the Department of Defense from G3 Shielding Technology, Inc. The term of the Distribution Agreement is for two years and may be extended for additional one year periods. The Company has estimated the useful life of the agreement to be five years. The Company issued 50,000 shares of its restricted common stock to acquire the exclusive distribution rights. The distributions rights were recorded at the market value of the Company’s common stock on August 10, 2010 of $4.00 per share or $200,000. The distribution fee is being amortized over the five year estimated useful life. $13,333 was amortized in the year ended December 31, 2010 and is included in selling, general and administrative expense in the accompanying consolidated statement of operations. The Company anticipates $40,000 of amortization expense in the years 2011, 2012, 2013 and 2104 and $26,667 in 2015.

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 8. Advances from shareholder and officers

During the year ended December 31, 2010, the Company received an unsecured advance of $50,000 from an unaffiliated shareholder. The amount owing on the advance was $50,000 as of December 31, 2010.

During the year ended December 31, 2010, the Company received unsecured advances of $58,979 from Justin Farry, its Chief Financial Officer. The amount owing on the advances was $21,909 as of December 31, 2010.

During the year ended December 31, 2009, the Company received an unsecured advance of $25,618 from Chris Ursitti, its Chief Executive Officer. During the year ended December 31, 2010, the Company received an additional $103,633 in unsecured advances from Mr. Ursitti. The amount owing on the advances was $5,292 and $25,618 as of December 31, 2010 and 2009, respectively.

During the year ended December 31, 2009, the Company received unsecured advances of $37,588 from Russ Earnshaw, its President. During the year ended December 31, 2010, the Company repaid $7,300 on the advance. The amount owing on the advance was $30,288 and $37,588 as of December 31, 2010 and 2009, respectively.

Note 9. Notes payable

Notes payable at December 31, 2010 and 2009 consisted of:

	2010	2009

Vehicle loans	$45,500	$56,947
Convertible notes	-	750,000
Debentures payable, net of discounts	190,493	-
Promissory notes	132,508	-
Related party promissory notes	715,000	1,155,536

Total long-term debt	1,083,501	1,962,483

Less: current portion	563,580	223,368

Long term portion	$519,921	$1,739,115

Minimum future obligations under the notes payable as of December 31, 2010 are as follows:

Year ending
December 31,

2010	$563,580
2011	385,801
2012	131,346
2013	2,774
2014	-
$1,083,501

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 9. Notes payable (Continued)

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

Convertible notes

During the year ended December 31, 2009, the Company issued $750,000 of unsecured convertible notes payable (the “Convertible Notes”) to investors. The Convertible Notes were due and payable on the earlier of (1) 24 months from the date of issuance or (2) upon receipt of financing by the Company, whether by debt or equity, of gross proceeds of at least $3 million. The Convertible Notes accrued interest at the rate of 8% per annum. Interest was payable semi annually in cash. Accrued interest at December 31, 2009 was $21,033. Should the Company complete any financings, debt or equity, which include any equity component or provide for a right to convert into equity, and if the entire principal of the loan remains outstanding, the investors shall have the option to convert, on an all-or-none basis, the entire principal and outstanding interest of the Convertible Notes into said financing at a price equal to 85% of the purchase price of said financing. All of the Convertible Notes were converted to common stock in January and February 2010 (See Note 10).

Debentures payable

On October 22, 2010, the Company authorized the issuance of debentures in an aggregate amount of $344,828 and warrants to purchase 137,931 shares Common Stock, at the price of $2.50 per share which expire in five years, in connection with a Securities Purchase Agreement with certain purchasers. The debentures are due May 1, 2012 and call for equal monthly payments beginning July 1, 2011. The debentures carried an original issue discount of $44,828 which will be accreted over the term of the debenture as interest expense. The warrants issued in connection with the debentures have been valued at $147,443 and have been recorded as a discount to the debentures. See Note 10 for valuation of warrants.  The warrant value will be amortized as interest expense over the term of the debentures. The amount of the debentures, net of the original issue and warrant discounts, is $190,493 at December 31, 2010.

Promissory notes

On July 22, 2010, Green House Soluciones, S.A. de C.V., a subsidiary of the Company, purchased approximately 25 acres of land in Jalisco, Mexico, for a total price of approximately $318,000. The purchase was financed by a promissory note to the sellers. The note is non-interest bearing and is secured by the land. A 10% deposit of approximately $31,000 was paid on July 22, 2010 and an additional payment of $62,000 was made on August 20, 2010. The balance of the purchase price is payable in 10 monthly payments of approximately $21,000 beginning on September 30, 2010 and ending on June 30, 2011. The balance outstanding on the promissory note totaled $132,508 at December 31, 2010.

Related party promissory notes

On October 8, 2008, the Company issued an unsecured promissory note (the “Note”) to Pacific Consortium Investments (“Pacific”) in the amount of $300,000. Interest accrues on the note at the rate of 5% per annum. Under the term of the Note, the Company shall make 36 monthly payments beginning on June 15, 2010. Subsequent to execution of the Note, Pacific advanced the Company additional amounts totaling $200,000 which are treated as additional borrowings under the Note. The controlling party of Pacific is an unaffiliated shareholder of the Company. The principal amount owing under the Note was $490,000 and $500,000 as of December 31, 2010 and 2009, respectively.

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 9. Notes payable (Continued)

Related party promissory notes (Continued)

During the year ended December 31, 2010, the Company borrowed $247,728 from Galt Corp. The controlling party of Galt Corp. is the Company’s Executive Chairman. The note was unsecured, non-interest bearing, and due on demand. The note was fully repaid during the year ended December 31, 2010.

During the year ended December 31, 2009, the Company issued an unsecured note payable in the amount of $300,000 and received an additional unsecured loan in the amount of $30,536 from one of its principal shareholders and former Chief Executive Officer. During the year ended December 31, 2010, the Company received an additional unsecured loan in the amount of $42,100 from its principal shareholder and former Chief Executive Officer. The note has a stated interest rate of 4%, with interest payments due monthly, and is due upon receipt of equity financing by the Company of at least $5 million. The unsecured loans were fully repaid during the year ended December 31, 2010. The amount owing under the note as of December 31, 2010 and 2009 was $215,000 and $300,000, respectively. The loans are non-interest bearing. The amount owing under the loans was $0 and $30,536 as of December 31, 2010 and 2009, respectively.

During the year ended December 31, 2009, the Company issued an unsecured note payable in the amount of $100,000 to an unaffiliated shareholder. Principal in the amount of $100,000 plus a one-time interest payment of $10,000 was due on May 28, 2010; however, the shareholder agreed to accept weekly repayments of $5,000 until the note was fully repaid. The principal amount owing under the note was $0 and $100,000 as of December 31, 2010 and 2009, respectively.

During the year ended December 31, 2010, the Company issued an unsecured note payable in the amount of $100,000 to an unaffiliated shareholder. The note was non-interest bearing. The note was fully repaid during the year ended December 31, 2010.

During the year ended December 31, 2009, the Company issued two unsecured notes payable of $100,000 each to unaffiliated shareholders. During the year ended December 31, 2010, one of the Company's unaffiliated shareholders elected to discharge the note by entering into a Securities Purchase agreement with the Company for 78,432 shares of the Company's common stock and warrants to purchase an additional 25,883 shares of the Company's common stock at an exercise price of $2.50 per share and expiring in three years. On October 1, 2010, the other unaffiliated shareholder elected to discharge their note by entering into a Securities Purchase agreement with the Company for 100,000 shares of the Company's common stock and warrants to purchase an additional 30,000 shares of the Company's common stock at an exercise price of $2.00 per share and expiring in three years. See Note 10 for valuation of the warrants.  The principal amount owing under the notes was $0 and $200,000 as of December 31, 2010 and 2009, respectively.

During the year ended December 31, 2009, the Company issued an unsecured note payable in the amount of $25,000 to an unaffiliated shareholder. This note is payable upon receipt of equity financing by the Company and is non-interest bearing. The note holder will receive 15,000 shares of common stock upon receipt of equity financing by the Company. The amount owing under the note was $10,000 and $25,000 as of December 31, 2010 and 2009, respectively.

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 10. Shareholders’ equity

Reverse merger

On January 7, 2010, GreenHouse Holdings, Inc., f/k/a Custom Q, Inc. (“GreenHouse” or the “Company”) approved an amendment to its Articles of Incorporation (the “Amendment”) to change its name to GreenHouse Holdings, Inc. and to effect a forward-split such that 5 shares of common stock were issued for every 1 share of common stock issued and outstanding immediately prior to filing of the Amendment (the “Forward Split”). On January 7, 2010, GreenHouse entered into an Agreement and Plan of Share Exchange (the “Exchange Agreement”) with Green House Holdings, Inc., a Nevada corporation (“GHH”), and the stockholders of GHH whereby GreenHouse acquired all of the issued and outstanding common stock of GHH in exchange (the “Exchange”) for 19,800,000 newly issued shares of common stock and options to purchase 784,000 shares of common stock (after giving effect to the Forward Split) of GreenHouse. As a result, GreenHouse completed a reverse merger in which GHH merged with the Company and GHH became a wholly-owned subsidiary of the Company (the “Merger”).

Immediately prior thereto, GHH consummated a Stock Purchase Agreement with Cindy Kostoff, GreenHouse’s principal shareholder and officer and director, whereby GHH acquired 4,000,000 of GreenHouse’s 4,240,000 outstanding shares from Ms. Kostoff for the purchase price of $250,000. These remaining 240,000 shares resulted in 1,200,000 post Forward Split shares.  Simultaneously therewith, GreenHouse accepted subscriptions in an offering of its units comprised of 16,667 shares of common stock and warrants to purchase an additional 5,500 shares of common stock at an exercise price of $2.50 per share and expiring in three years (the ”Units”) offered pursuant to Regulation D of the Securities Act of 1933, as amended. GreenHouse sold an aggregate of 19 Units for a total of $475,000. See below for valuation of the warrants.

As part of the Amendment, GreenHouse increased its authorized capital to include 300,000,000 shares of common stock, $.001 par value per share, of which 25,738,831 shares were issued and outstanding on December 31, 2010, and 10,000,000 shares of preferred stock, $.001 par value per share, of which no shares were issued and outstanding on December 31, 2010.

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

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 10. Shareholders’ equity (Continued)

Private offering of equity securities

Subsequent to the reverse merger, the Company accepted additional subscriptions in an offering of its units comprised of 16,667 shares of common stock and warrants to purchase an additional 5,500 shares of common stock at an exercise price of $2.50 per share and expiring in three years (the ”Units”) offered pursuant to Regulation D of the Securities Act of 1933, as amended. In addition to the 19 units described above, the Company sold an additional 140.26 Units for a total of $3,506,610 aggregating to 159.26 Units for a total of $3,981,610 during the year ended December 31, 2010.  See below for valuation of warrants issued.

Conversion of convertible notes

In conjunction with the offering of the Units noted above, the holders of the convertible notes were given the opportunity to convert their notes into shares of common stock at a price of $1.275 per share, prior to the occurrence of the terms stated in the convertible notes. All of the holders of the convertible notes, which were recorded at $750,000 at December 31, 2009, elected to convert their notes, and accrued interest of $23,533, into approximately 606,693 shares of the Company’s common stock in January 2010. The conversion resulted in a beneficial conversion expense of $136,506.

During the year ended December 31, 2009, the Company issued two unsecured notes payable of $100,000 each to unaffiliated shareholders. On July 20, 2010, one of the Company's unaffiliated shareholders elected to discharge the note by entering into a Securities Purchase agreement with the Company for 78,432 shares of the Company's common stock and warrants to purchase an additional 25,883 shares of the Company's common stock at an exercise price of $2.50 per share and expiring in three years. The conversion resulted in a beneficial conversion expense of $17,647. See discussion of warrant valuation below. On October 1, 2010, the other unaffiliated shareholder elected to discharge their note by entering into a Securities Purchase agreement with the Company for 100,000 shares of the Company's common stock and warrants to purchase an additional 30,000 shares of the Company's common stock at an exercise price of $2.00 per share and expiring in three years. The conversion resulted in a beneficial conversion expense of $50,000. See discussion of warrant valuation below.

Stock and warrants issued for services

During the year ended December 31, 2010, the Company issued 130,500 shares of its common stock and 31,974 common stock warrants to various individuals and entities for services. The common stock shares were valued at the fair value on the date of issuance, at a weighted average of $1.297 per share, resulting in an expense of $169,261 which is included in selling, general and administrative expense in the consolidated statement of operations. The warrants were valued at a weighted-average of $1.87 per share for a total value of $59,814, and is reflected as stock issuance costs, see below for valuation of warrants.

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

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 10. Shareholders’ equity (Continued)

The Company has granted stock options to employees and non-employee individuals and entities. The following summarizes option activity under the 2010 Plan:

		Common Stock Options Outstanding
	Shares available for grant	Employee	Non-employee	Total	Weighted average exercise price

Shares reserved at plan inception	2,000,000

Options granted	(1,380,000)	1,064,000	316,000	1,380,000	$2.27

Options exercised	-	-	-	-	-

Options cancelled or expired	231,000	(141,000)	(90,000)	(231,000)	2.02

Balance at December 31, 2010	851,000	923,000	226,000	1,149,000	$2.32

The following table summarizes information with respect to stock options outstanding and exercisable by employees and non-employee directors under the 2010 Plan at December 31, 2010:

	Options outstanding				Options vested and exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value	Number vested	Weighted average exercise price	Aggregate intrinsic value
$1.50	483,000	9.03	$1.50		80,000	$1.50
$2.75	75,000	4.92	$2.75		18,750	$2.75
$2.95	45,000	9.85	$2.95		-	-
$3.17	120,000	4.69	$3.17		-	-
$4.15	200,000	4.52	$4.15		-	-
	923,000		$2.46	$715,350	98,750	$1.74	$119,750

During the year ended December 31, 2010, the Company issued 1,064,000 options to employees and non-employee directors with a weighted-average grant date fair value of $1.20. $52,495 has been recognized as employee stock based compensation for the year ended December 31, 2010. As of December 31, 2010, there was unrecognized compensation costs of $1,065,179 related to these stock options. The Company expects to recognize those costs over a weighted average period of 1.33 years as of December 31, 2010. Future option grants will increase the amount of compensation expense to be recorded in these periods.

The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being expensed upon vesting of the awards. The fair value of employee stock options was estimated using the following assumptions:

Expected term	3.5 - 6.0 years
Expected volatility	78 - 85%
Risk-free interest rate	0.5 - 2.6%
Dividend yield	0

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 10. Shareholders’ equity (Continued)

The following table summarizes information with respect to stock options outstanding and exercisable by non-employee individuals and entities under the 2010 Plan at December 31, 2010:

	Options outstanding			Options vested and exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number vested	Weighted average exercise price
$1.50	192,000	7.87	$1.50	12,000	$1.50
$2.50	19,000	9.02	$2.50	19,000	$2.50
$4.00	15,000	2.56	$4.00	12,500	$4.00
	226,000		$1.75	43,500	$2.66

During the year ended December 31, 2010, the Company issued 316,000 options to non-employee individuals and entities with a weighted-average grant date fair value of $0.56. $175,537 has been recognized as non-employee stock based compensation for the year ended December 31, 2010.  Future option grants will increase the amount of compensation expense to be recorded in these periods.

The Company estimated the fair value of non-employee stock options using the Black-Scholes option pricing model. The fair value of non-employee stock options is being expensed over the requisite service period of the awards. The fair value of non-employee stock options was estimated using the following assumptions:

Contractual term	3 - 10 years
Expected volatility	77 - 91%
Risk-free interest rate	1.0 - 3.0%
Dividend yield	0

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 10. Shareholders’ equity (Continued)

Warrants

During the year ended December 31, 2010, the Company issued warrants to purchase 1,164,019 shares of the Company’s common stock in conjunction with sales of Units, conversion of notes payable, and for services.  These warrants have lives ranging from three to five years and were valued at a weighted average of $1.98 per warrant, or $2,429,511, using the Black-Scholes pricing model with the following assumptions:

Stock price	$1.97 - $4.95
Contractual term	3 - 5 years
Expected volatility	79 - 88%
Risk free interest rate	0.50 – 1.77%
Dividend yield	0

The volatility was based on comparable volatility of other companies since the Company had no significant historical volatility.  The risk free interest rate was based on the three or five year treasury rates, as applicable to the contract term. The dividend yield was assumed to be zero.

The fair value of the warrants issued for the conversion of debt and sale of Units totaling $2,369,697, was recorded to additional paid-in capital.  The fair value of the warrants issued for stock issuance costs in connection with the sales of the Units totaled $59,814.

On October 22, 2010, the Company issued debentures in the amount of $344,828 and warrants to purchase 137,931 shares of the Company’s common stock at an exercise price of $2.50.  The warrants have a life of five years and were valued at $1.069 per warrant, or $147,443, based upon a valuation utilizing Monte-Carlo simulation analysis. The stock price on the date of grant was $3.25. Volatility, which was determined to be 80%, was based on comparable volatility of other companies since the Company had no significant historical volatility.  The risk free interest rate was based on the twenty-year treasury rate and the probability of future financing was estimated at 100%.  The fair value of the warrants was recorded as a discount to the debentures and will be amortized, using the straight-line method, as interest expense over the term of the debentures.

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 11. Commitments and contingencies

Distribution agreement

Pursuant to the Distribution Agreement (Note 7), the Company will be required to order a minimum number of units of the E-Fuel equipment which will be determined upon completion of the beta testing. The Company is not required to purchase any units of E-Fuel equipment until the Company completes its beta testing of the E-Fuel equipment.

Master Subscription Agreement

The Company is subject to a Master Subscription Agreement (“MSA”) with SalesForce.com, Inc., a San Diego based software licensing company (“SalesForce”), for the provision of SalesForce licenses and related products and services to the Company.  The MSA calls for advance subscription payments of $12,600 each on February 24, 2011,  August 24, 2011 and February 24, 2012. The February 24, 2011 payment has been made. The MSA terminates on August 24, 2012.

Dissolution agreement

On November 9, 2010, the Company’s subsidiary, Life Protection, entered into an agreement with the other members of its subsidiary, LPI-R.O.A.D.House, LLC, for the dissolution of the LLC.  Pursuant to the agreement, Life Protection is required to pay to the other members a lump-sum payment of $115,000 upon the completion of and collection on a specific contract in progress, and after all contract vendors have been paid. This required payment has been included in the total estimated costs of the job for purposes of recognizing revenue on the contract.  The contract is expected to be completed and collected in the second quarter of 2011.  Additionally, Life Protection will be required to make payments of $50,000 each should two specific potential customer contracts be consummated.  As of the date of this report, these potential contracts have not been consummated, nor is there any assurance that such contracts will ever be consummated.

Operating leases

The Company subleases its headquarters facilities from a shareholder. For the period August 1, 2008 through May 31, 2009, the Company had a month to month lease. The Company has a non-cancelable operating lease beginning June 1, 2009 that expires on July 31, 2013.

The Company also leases office space in Anaheim, California for $587 per month. The term of the lease is thirteen months and expires September 30, 2011.

The Company’s subsidiary, Green House Soluciones, S.A de C.V., leases office space in Jalisco, Mexico for approximately $413 per month, with 10% annual increases on each November 15th. The term of the lease is for two years and expires November 14, 2012.

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 11. Commitments and contingencies (Continued)

Operating leases (Continued)

The Company’s subsidiary, Life Protection, Inc., leases office space in Grifton, North Carolina for $300 per month. The lease term is month-to-month.

At December 31, 2010, future minimum lease payments under these leases are as follows:

Year ending
December 31,

2011	$86,921
2012	78,256
2013	43,608

Total minimum lease payments	$208,785

Rent expense to the shareholder for the headquarters facility for the years ended December 31, 2010 and 2009 was $69,837 and $67,820, respectively. Total rent expense was $77,277 and $67,820 for the years ended December 31, 2010 and 2009, respectively.

General litigation

The Company is involved in certain claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company's financial position, results of operations, or liquidity.

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 12. Income taxes

From January 1, 2009 through September 17, 2009, the Company was a Subchapter S-Corporation (“Sub-S”). Under a Sub-S, income and losses of the Company flow through to the shareholders and the Company does not incur federal income taxes. For state income tax purposes, the Company is subject to a 1.5% California tax. As a result, the Company had no provision for income taxes or deferred tax assets or liabilities as of and for the period ended September 17, 2009. On September 18, 2009, the Company became a C-Corporation and is subject to federal and state income taxes. The Company’s tax returns are prepared on the cash basis of accounting whereby, revenues are recognized when received and expense is deducted when paid.

The provision for income taxes consisted of the following for the years ended December 31, 2010 and 2009:

	2010	2009
Current provision:
Federal	$-	$-
State	800	2,119
	800	2,119
Deferred expense:
Federal	-	-
State	-	-
	-	-

Total provision for income taxes	$800	$2,119

Deferred taxes consisted of the following as of December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$1,415,000	$90,000
Adjustment for cash basis tax return	534,000	367,000
Other	121,000	-
Gross deferred tax assets	2,070,000	457,000
Deferred tax liabilities:
Depreciation and other	-	(6,000)
Intangible assets	(800,000)	-
Gross deferred tax liabilities	(800,000)	(6,000)
Less valuation allowance	(2,070,000)	(451,000)

Net deferred tax liability	$(800,000)	$-

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 12. Income taxes (Continued)

A reconciliation of the expected income tax at the federal statutory rate to the actual tax expense is as follows at December 31:

	2010	2009
Expected income tax (benefit) expense at 35% statutory rate	$(1,626,000)	$(590,000)
State tax expense	(267,000)	-
Less non-taxable S- Corp loss	-	344,000
Change in valuation allowance	1,619,000	451,000
Nondeductible expenses	209,000	2,000
Deferred tax upon electing C-Corp status	-	(167,000)
State income taxes	800	(37,881)
Other	65,000	-

Actual tax expense	$800	$2,119

A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance of $2,070,000 and $451,000 for the years ended December 31, 2010 and 2009, respectively. The valuation allowance increased by $1,619,000 and $451,000 for the years ended December 31, 2010 and 2009, respectively.

At December 31, 2010, the Company has federal income tax net operating loss carryforwards of approximately $3,466,000 that begin to expire in 2029. At December 31, 2010, the Company has approximately $3,502,000 of California net operating loss carry forwards that begin to expire in 2028. During 2010, the State of California enacted legislation which limits the use of operating loss and tax credit carry forwards for 2010 and 2011.

Use of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

Note 13. Subsequent events

In January 2011, Life Protection signed a contract to provide sustainable textured coating product to OceanSafe, a manufacturer of leading-edge steel structural insulated panels, for use in the construction of energy efficient buildings. The contract value is not to exceed $28,000,000. Subject to required regulatory approvals, the coating is expected to be delivered by the end of the third quarter of 2011.

On February 18, 2011, the Company authorized the issuance of debentures in the original, principal amount of $804,598, with aggregate proceeds to the Company in the amount of $700,000, and warrants to purchase up to 321,839 shares of common stock at the exercise price of $2.50 per share which expire in five years, in connection with a securities purchase agreement with certain investors.

Subsequent to December 31, 2010, the Company accepted subscriptions in an offering of its units comprised of 16,667 shares of common stock and warrants to purchase an additional 5,500 shares common stock at an exercise price of $2.50 per share and expiring in three years (the ”Units”) offered pursuant to Regulation D of the Securities Act of 1933, as amended.  The Company sold an aggregate of 22.08 Units for a total of $552,000.

Subsequent to December 31, 2010, two of the Company’s service providers elected to discharge their aggregate debt of $94,748 owing by the Company by entering into a securities purchase agreement with the Company for 94,748 shares of the Company's common stock.

Subsequent to December 31, 2010, the Company issued 110,000 shares of the Company's common stock to three of the Company’s service providers in terms of the service agreements with the service providers.

The Company has determined that there are no other events that warrant disclosure or recognition in the financial statements.

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 14. Segment information

For the year ended December 31, 2010, the Company operated in two business segments: Energy Efficiency Solutions ("EES") and Sustainable Facility Solutions ("SFS"). The EES segment provides the following services: Energy Efficiency and Demand Response Solutions, Facility Retrofitting and Renewable Energy and Cogeneration. The SFS segment develops, designs and constructs rapidly deployable, sustainable facilities primarily for use by the United States military and for disaster relief and security organizations in austere regions. For the year ended December 31, 2009, the Company only operated in the EES business segment.

The performance of the business is evaluated at the segment level. Cash, debt and income taxes generally are managed centrally. Accordingly, we evaluate performance of our segments based on operating earnings inclusive of an appropriate allocation of corporate overhead expenses exclusive of financing activities and income taxes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). Reporting segment assets are the owned or allocated assets used by each segment. Segment results were as follows:

	2010	2009

Revenue
Energy Efficiency Solutions	$6,083,460	$4,490,186
Sustainable Facility Solutions	648,526	-
	$6,731,986	$4,490,186

Loss from operations
Energy Efficiency Solutions	$(3,481,607)	$(1,620,923)
Sustainable Facility Solutions	(568,432)	-
	$(4,050,039)	$(1,620,923)

Depreciation and amortization expense
Energy Efficiency Solutions	$54,073	$43,127
Sustainable Facility Solutions	121,538	-
	$175,611	$43,127

Capital Expenditures
Energy Efficiency Solutions	$375,633	$26,550
Sustainable Facility Solutions	3,746,438	-
	$4,122,071	$26,550

Total Assets
Energy Efficiency Solutions	$3,141,607	$1,731,625
Sustainable Facility Solutions	4,489,482	-
	$7,631,088	$1,731,625

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

Note 15. Unaudited pro forma  combined condensed statement of operations

The following unaudited pro forma combined condensed statement of operations is presented to illustrate the estimated effects of the LPI Agreement. The unaudited pro forma combined condensed statement of operations was prepared using the historical condensed statement of operations of the Company and the unaudited historical condensed statement of operations of Life Protection. The unaudited pro forma combined condensed  statement of operations should be read in conjunction with the Company's audited statement of operations for the year ended December 31, 2010.

The unaudited pro forma combined condensed statement of operations for the year ended December 31, 2010 assumes that the LPI Agreement was consummated at the beginning of the period presented. The unaudited pro forma combined condensed statement of operations for the year ended December 31, 2010 combines the audited condensed statement of operations of the Company for the year ended December 31, 2010 with the unaudited condensed statement of operations of Life Protection for the period January 1, 2010 to September 8, 2010.

UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2010 (UNAUDITED)

	GreenHouse Holdings, Inc. and Subsidiaries Historical	Life Protection, Inc. Historical	Pro Forma Adjustments		Combined

Revenues	$6,731,986	$3,021,695	$-		$9,753,681

Cost of goods sold	4,165,958	2,155,600	-		6,321,558

Gross profit	2,566,028	866,095	-		3,432,123

Operating expenses	6,616,067	264,553	243,078	a.	7,123,698

(Loss) income from operations	(4,050,039)	601,542	(243,078)		(3,691,575)

Other expense	(595,635)	(17,832)	-		(613,467)

Net (loss) income before noncontrolling interest	(4,645,674)	583,710	(243,078)		(4,305,042)

Net income attributable to noncontrolling interest	708	(415,192)	-		(414,484)

Net (loss) income	$(4,644,966)	$168,518	$(243,078)		$(4,719,526)

Net (loss) income per common share	$(0.20)	$0.15	$-		$(0.19)

Weighted average number of common shares outstanding - basic	23,529,837	1,118,750	(311,740)	b.	24,336,847

Pro Forma adjustments consist of:
a.	Increase in operating expenses of $243,078 represents additional amortization of intangible assets and distribution rights as if Life Protection was acquired at January 1, 2010.
b.	The adjustment to weighted average number of common shares outstanding reflects the change necessary to calculate shares outstanding as if Life Protection was acquired on January 1, 2010.

The Company's pro forma revenue, net loss, and net loss per common share for the year ended December 31, 2009 would have been approximately $4,924,000, $(2,506,000), and $(0.11) had the Company closed the acquisition of Life Protection and the Merger on January 1, 2009.