Form 10-Q
period 2011-03-31
GreenHouse Holdings, Inc.
filed 2011-05-16
CIK 1444177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______ to ______.

Commission File Number: 000-54240

GREENHOUSE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2903011
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5171 Santa Fe Street, Suite I San Diego, CA	92109
(Address of principal executive offices)	(Zip Code)

(858) 273-2626
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐  No  ☒

As of May 16, 2011 the registrant had 26,311,583 shares of its Common Stock, $0.001 par value, issued and outstanding.

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
March 31, 2011

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS

Current assets:
Cash	$64,484	$63,373
Accounts receivable	1,014,604	1,931,408
Costs and estimated earnings in excess of billings	-	99,065
Inventory	30,900	-
Prepaid expenses and other current assets	187,550	151,973
Deferred issuance costs	30,619	-

Total current assets	1,328,157	2,245,819

Property and equipment, net	482,824	487,513

Non-current assets:
Goodwill	2,244,367	2,244,367
Intangible assets, net	1,876,239	1,957,395
Security deposits	9,344	9,327
Distribution rights, net	676,667	686,667

Total assets	$6,617,598	$7,631,088

See accompanying notes to unaudited condensed consolidated financial statements.

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$966,930	$1,754,165
Accrued expenses	162,851	297,799
Billings in excess of costs and estimated earnings	617,394	1,267,726
Advances from shareholder	37,500	50,000
Advances from officers	65,511	57,489
Current portion of notes payable	527,607	197,250
Current portion of notes payable, related parties	355,853	366,330
Total current liabilities	2,733,646	3,990,759

Notes payable, net of current portion	49,926	171,251
Notes payable, net of current portion, related parties	466,258	348,670
Deferred income taxes	757,500	800,000
Total liabilities	4,007,330	5,310,680

Commitments and contingencies - Note 10

Shareholders' equity:
Preferred stock,$.001 par value, 10,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 26,311,583 and 25,738,831 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	26,312	25,739
Additional paid in capital	10,535,452	9,047,705
Accumulated deficit	(7,949,501)	(6,753,036)
Accumulated other comprehensive loss	(1,995)	-
Total shareholders' equity	2,610,268	2,320,408

Total liabilities and shareholders' equity	$6,617,598	$7,631,088

See accompanying notes to unaudited condensed consolidated financial statements.

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended March 31,
	2011	2010

Revenues	$1,471,468	$1,102,703

Cost of goods sold	824,371	559,301

Gross profit	647,097	543,402

Operating expenses:
Compensation	670,190	502,487
Selling, general and administrative	1,044,246	572,337

Total operating expenses	1,714,436	1,074,824

Loss from operations	(1,067,339)	(531,422)

Other expense:
Interest	(171,626)	(143,385)
Other expense	-	(250,000)

Loss before income taxes	(1,238,965)	(924,807)

(Benefit) provision for income taxes	(42,500)	800

Net loss	(1,196,465)	(925,607)

Other comprehensive loss:

Foreign currency translation loss	(1,995)	-

Total comprehensive loss	$(1,198,460)	$(925,607)

Net loss per share - basic and diluted	$(0.05)	$(0.04)

Weighted average number of shares outstanding - Basic and Diluted	26,101,489	21,881,207

See accompanying notes to condensed consolidated financial statements.

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2011
(unaudited)

	Common stock				Accumulated other	Total
			Additional	Accumulated	comprehensive	shareholders'
	Shares	Amount	paid in capital	deficit	loss	equity

Balance, December 31, 2010	25,738,831	$25,739	$9,047,705	$(6,753,036)	$-	$2,320,408

Stock and warrants issued for stock subscriptions	368,004	368	551,632	-	-	552,000

Stock issuance costs	-	-	(47,500)	-	-	(47,500)

Stock issued for payment of accounts payable	94,748	95	142,027	-	-	142,122

Stock issued for services	110,000	110	148,390	-	-	148,500

Warrants issued in conjunction with debentures	-	-	551,748	-	-	551,748

Compensation expense of stock options issued to employees, consultants and vendors	-	-	141,450	-	-	141,450

Foreign currency translation adjustment	-	-	-	-	(1,995)	(1,995)

Net loss for the three months ended March 31, 2011	-	-	-	(1,196,465)	-	(1,196,465)

Balance, March 31, 2011	26,311,583	$26,312	$10,535,452	$(7,949,501)	$(1,995)	$2,610,268

See accompanying notes to condensed consolidated financial statements.

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,196,465)	$(925,607)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	110,754	11,726
Common stock and options issued for services	229,200	15,236
Beneficial conversion of converted accounts payable	47,374	136,506
Accretion of deferred interest on debentures payable	27,273	-
Accretion of warrant discount to debentures payable	77,698	-
Deferred income taxes	(42,500)	-
Changes in operating assets and liabilities:
Accounts receivable	916,804	(240,508)
Costs and estimated earnings in excess of billings	99,065	-
Inventory	(30,900)	-
Prepaid expenses and other assets	25,156	(37,817)
Accounts payable	(692,487)	94,235
Accrued expenses	(134,948)	(46,395)
Billings in excess of costs and estimated earnings	(650,332)	115,495

Net cash flows used in operating activities	(1,214,308)	(877,129)

Cash flows from investing activities:
Purchase of property and equipment	(14,909)	(15,697)

Net cash flows used in investing activities	(14,909)	(15,697)

Cash flows from financing activities:
Deferred issuance costs	(30,619)	(114,333)
Advances from officers	149,902	-
Repayments to shareholder	(12,500)	-
Repayments to officers	(141,880)	-
Payments on notes payable	(44,191)	(3,941)
Payments on notes payable, related parties	(47,725)	(106,830)
Proceeds from issuance of debentures	700,000	-
Proceeds from notes payable, related parties	154,836	389,828
Stock issuance costs	(47,500)	-
Proceeds from share issuances	552,000	865,000

Net cash flows provided by financing activities	1,232,323	1,029,724

Effect of exchange rate fluctuations on cash	(1,995)	-

Net increase in cash	1,111	136,898

Cash at beginning of period	63,373	3,869

Cash at end of period	$64,484	$140,767

See accompanying notes to condensed consolidated financial statements.

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)

	Three Months Ended March 31,
	2011	2010
Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$17,455	$13,354

Income taxes	$-	$800

Non-cash investing and financing activities:
Conversion of notes payable to common stock	$-	$773,533

Issuance of common stock for payment of accounts payable	$94,748	$-

Deferred issuance costs adjusted to additional paid in capital in conjunction with share issuances	$-	$267,073

Issuance of 19,800,000 shares of common stock in exchange for retirement of 800,000 shares of common stock in Green House Holdings	$-	$12,560

Issuance of 1,200,000 shares of common stock for reverse merger	$-	$1,200

Issuance of 321,839 warrants as discount to debentures payable in conjunction with issuance of debentures	$551,748	$-

Issuance of 45,000 shares of common stock for prepaid services	$60,750	$-

See accompanying notes to condensed consolidated financial statements.

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)

Note 1 – Organization and going concern

Organization

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had an accumulated deficit of $7,949,501 at March 31, 2011, a net loss and net cash used in operations of $1,196,465 and $1,214,308, respectively, for the three months ended March 31, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, raise additional capital, and generate sufficient revenues. During the three months ended March 31, 2011, the Company raised $552,000 through the issuance of equity securities to outside investors, raised $700,000 from the issuance of debt securities to outside investors, and raised $154,836 from the issuance of debt securities to related parties. Management believes that the actions presently being taken to further implement its business plan, raise additional capital, and generate revenues provide the opportunity for the Company to continue as a going concern, but there can be no assurances to that effect.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 2 – Summary of significant accounting policies

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 2010 Annual Report on Form 10-K, filed March 31, 2011.  The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the operating results for the full year.

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

Significant estimates included in these financial statements are: (a) revenue recognition on uncompleted contracts and billings in excess of costs and estimated earnings, and (b) amortization of intangible assets. The revenue recognition estimates are based on the ratio that actual costs incurred to date bear to estimated costs at completion. It is at least reasonably possible that a change in these estimates will occur in the near term.

Consolidation

The condensed consolidated financial statements include the accounts of GHH and its wholly-owned subsidiaries, R Squared, Life Protection and GH Soluciones. All material intercompany balances have been eliminated in consolidation.

Accounts receivable

R Squared grants unsecured credit to individuals primarily located in Southern California. Life Protection grants unsecured credit to commercial and military customers primarily located in the United States. Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expenses, if any.  At March 31, 2011 and December 31, 2010, the allowance for doubtful accounts is $0.

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure to its customers.

Deferred issuance costs

Costs relating to the future issuance of equity securities are deferred. When the additional equity securities are issued, the deferred costs are charged to additional paid-in-capital. The Company has certain deferred issuance costs as of March 31, 2011 consisting of legal and other expenses relating to the proposed issuance of common stock.

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

Goodwill is allocated among and evaluated for impairment at the reporting unit level. Management evaluates goodwill for impairment using a two-step process provided by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles — Goodwill and Other. The first step is to compare the fair value of each of our reporting units to their respective book values, including goodwill. If the fair value of a reporting unit exceeds its book value, reporting unit goodwill is not considered impaired and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company determined that there were no impairments of goodwill and other intangible assets as of March 31, 2011 or December 31, 2010.  Intangible assets with determinable useful lives are amortized using the straight-line method over the expected life of the assets.

Impairment of long-lived assets

In accordance with ASC 360, Property, Plant, and Equipment, the Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets as of March 31, 2011 or December 31, 2010.

Revenue recognition

In accordance with ASC 605, Revenue Recognition, contract revenues are recognized using the percentage of completion method in the ratio that costs incurred bear to total estimated costs at completion. Adjustments to contract cost estimates are made in the periods in which the facts which require such revisions become known. Unapproved change orders are not considered as part of the contract until it has been approved by the customer. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. If final total cost is anticipated to exceed the contract amount, the excess of cost over contract amount is immediately recognized as a loss on the contract.

Customer billings and costs and estimated earnings on uncompleted contracts

The Company classifies cumulative customer billings that exceed the sum of total contract costs incurred plus the gross profit earned to date as billings in excess of costs and estimated earnings. Cumulative costs incurred plus estimated gross profit earned to date that exceeds customer billings are classified as costs and estimated earnings in excess of billings. See Note 3, “Costs and estimated earnings on uncompleted contracts,” for further information.

Other expense

Immediately prior to the reverse merger described below, the Company consummated a Stock Purchase Agreement with Cindy Kostoff, GreenHouse’s then principal shareholder and officer and director, whereby the Company acquired 4,000,000 of GreenHouse’s 4,240,000 outstanding shares from Ms. Kostoff for the purchase price of $250,000. This expense has been classified as other expense in the three months ended March 31, 2010.

Foreign Currency Translation

On June 2, 2010, the Company incorporated a 99.8% owned subsidiary in Mexico, Green House Soluciones S.A. de C.V. ("GH Soluciones"). This subsidiary utilizes the local currency as its functional currency. Assets and liabilities in the condensed consolidated balance sheets have been translated at the rate of exchange as of the balance sheet date. Revenues and expenses are translated at the average exchange rate for the period.  The resulting translation adjustments are reported under accumulated other comprehensive income (loss).

Income taxes

The Company follows ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period of enactment.

The Company adopted the application of uncertain tax positions of ASC 740, Income Taxes, during 2009. The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2011 and December 31, 2010, the Company does not have a liability for unrecognized tax uncertainties.

The Company's policy is to record interest and penalties on uncertain tax positions as income tax expense. As of March 31, 2011 and December 31, 2010, the Company has no accrued interest or penalties related to uncertain tax positions.

Net loss per common share

Net loss per common share is computed pursuant to ASC 260, Earnings Per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. As of March 31, 2010, there were 379,509 warrants and 784,000 options outstanding to purchase shares of common stock. As of March 31, 2011, there were 1,768,949 warrants and 1,114,000 options outstanding to purchase shares of common stock. However, these potentially dilutive shares are considered to be anti-dilutive and are therefore not included in the calculation of net loss per share.

Stock-based compensation

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

The Company accounts for stock-based compensation awards to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees ("ASC 505-50"). Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Any stock options issued to non-employees are recorded in expense and additional paid-in capital in shareholders' equity over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options at the end of each period.

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

Effect of recent accounting pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these condensed consolidated financial statements. The accounting pronouncements issued subsequent to the date of these condensed consolidated financial statements that were considered significant by management were evaluated for the potential effect on these condensed consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these condensed consolidated financial statements as presented and does not anticipate the need for any future restatement of these condensed consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2011 through the date these condensed consolidated financial statements were issued.

Note 3 – Costs and estimated earnings on uncompleted contracts

Costs and estimated earnings on uncompleted contracts as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010

Costs incurred on uncompleted contracts	$120,861	$1,164,719
Estimated earnings	92,989	341,611

	213,850	1,506,330

Less: billings to date	831,244	2,674,991

	$(617,394)	$(1,168,661)

Included in the accompanying condensed consolidated balance sheets at March 31, 2011 and December 31, 2010, costs and estimated earnings on uncompleted contracts consisted of the following:

	March 31, 2011	December 31, 2010

Costs and estimated earnings in excess of billings on uncompleted contracts	$-	$99,065

Billings in excess of costs and estimated earnings on uncompleted contracts	(617,394)	(1,267,726)

	$(617,394)	$(1,168,661)

As of March 31, 2011 and December 31, 2010, there was a backlog of approximately $276,000 and $747,000, respectively. In addition, in January 2011, Life Protection signed a contract to provide sustainable textured coating product to OceanSafe, a manufacturer of leading-edge steel structural insulated panels, for use in the construction of energy efficient buildings. The contract value is not to exceed $28,000,000. Subject to required regulatory approvals, the coating is expected to be delivered by the end of the third quarter of 2011. In May 2011, Life Protection signed a contract with Pinnacle Performance Group for the design, development and construction of a national security training center. The contract value is $151,000,000 and will take approximately three years to complete.

Note 4 – Property and equipment, net

Property and equipment at March 31, 2011 and December 31, 2010 consisted of:

	March 31, 2011	December 31, 2010

Land	$330,328	$318,036
Vehicles	112,776	112,776
Leasehold improvements	94,887	94,887
Furniture and equipment	56,067	53,876
	594,058	579,575
Less: accumulated depreciation and amortization	(142,054)	(122,456)
Project in progress	30,820	30,394

Property and equipment, net	$482,824	$487,513

Depreciation and amortization expense for the three months ended March 31, 2011 and 2010 was $19,598 and $11,726, respectively.

The carrying amount of the vehicles that serve as collateral on the vehicle loans is $37,282 and $55,685 at March 31, 2011 and December 31, 2010, respectively.

As of March 31, 2011 and December 31, 2010, the Company had assets with a net book value of $333,610 and $320,892, respectively, that were held outside of the United States.

Note 5 – Intangible assets, net

Intangible assets, net, consisted of the following at March 31, 2011 and December 31, 2010:

	Average life	March 31,	December 31,
	(in years)	2011	2010

Non-amortizable:
Trademarks	Indefinite	$3,600	$3,600

Amortizable:
Customer relationships	7	1,033,000	1,033,000
Technologies	8	359,000	359,000
Licenses	5	315,000	315,000
Trade names	8	236,000	236,000
Other	3	119,000	119,000
		2,065,600	2,065,600
Accumulated amortization		(189,361)	(108,205)

Total other intangibles, net		$1,876,239	$1,957,395

Amortization of intangible assets was $81,156 and $0 for the three months ended March 31, 2011 and 2010, respectively, and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Expected remaining amortization of intangible assets for each of the next five years is as follows:

2011	$243,460
2012	$324,616
2013	$311,389
2014	$284,948
2015	$263,948

Note 6 – Distribution rights

Pursuant to an agreement dated January 14, 2009 between the Company and E-Fuel Corporation (“E-Fuel”), (the “Distribution Agreement”), the Company acquired exclusive rights to distribute E-Fuel equipment, parts and accessories used in the production of ethanol for certain counties in the state of California. The term of the Distribution Agreement is for three years and may be extended for an additional one year term by the mutual written consent of the Company and E-Fuel. Under the terms of the Agreement, the Company is required to order minimum quantities (See Note 10). The Company paid E-Fuel a $500,000 distribution fee to acquire the limited exclusive distribution rights. The distribution fee will be amortized using the straight-line method over the initial three year term of the Distribution Agreement; beginning when the Company completes its beta testing of the E-Fuel equipment. The Company anticipates yearly amortization expense to be approximately $167,000.

On August 10, 2010, the Company acquired the exclusive distribution rights to distribute Polyethylene Ballistic Material to the Department of Defense from G3 Shielding Technology, Inc. The term of the Distribution Agreement is for two years and may be extended for additional one year periods. The Company has estimated the useful life of the agreement to be five years. The Company issued 50,000 shares of its restricted common stock to acquire the exclusive distribution rights. The distributions rights were recorded at the market value of the Company’s common stock on August 10, 2010 of $4.00 per share or $200,000. The distribution fee is being amortized over the five year estimated useful life. $10,000 and $0 was amortized in the three months ended March 31, 2011 and 2010, respectively, and is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. The Company anticipates $40,000 of amortization expense in the years 2011, 2012, 2013 and 2014 and $26,667 in 2015.

Note 7 – Advances from shareholder and officers

During the year ended December 31, 2010, the Company received an unsecured advance of $50,000 from an unaffiliated shareholder. The amount owing on the advance was $37,500 and $50,000 as of March 31, 2011 and December 31, 2010, respectively.

During the three months ended March 31, 2011 and the year ended December 31, 2010, the Company received unsecured advances of $57,044 and $58,979, respectively, from Justin Farry, its Chief Financial Officer. The amount owing on the advances was $45,180 and $21,909 as of March 31, 2011 and December 31, 2010, respectively.

During the three months ended March 31, 2011 and the year ended December 31, 2010, the Company received unsecured advances of $92,858 and $103,633 from Chris Ursitti, its Chief Innovation Officer. The amount owing on the advances was $15,043 and $5,292 as of March 31, 2011 and December 31, 2010, respectively.

During the year ended December 31, 2009, the Company received unsecured advances of $37,588 from Russ Earnshaw, its President. The amount owing on the advance was $5,288 and $30,288 as of March 31, 2011 and December 31, 2010, respectively.

Note 8 – Notes payable

Notes payable at March 31, 2011 and December 31, 2010 consisted of:

	March 31, 2011	December 31, 2010

Vehicle loans	$42,063	$45,500
Debentures payable, net of discount	443,717	190,493
Promissory notes	91,753	132,508
Related party promissory notes	822,111	715,000

Total long-term debt	1,399,644	1,083,501

Less: current portion	883,460	563,580

Long term portion	$516,184	$519,921

Minimum future obligations under the notes payable as of March 31, 2011 are as follows:

Twelve Months ending
March 31,

2012	$883,460
2013	298,683
2014	61,549
2015	1,116
2016	-
Thereafter	154,836
$1,399,644

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

Debentures payable

On October 22, 2010, the Company authorized the issuance of debentures in an aggregate amount of $344,828 and warrants to purchase 137,931 shares of common stock at the price of $2.50 per share which expire in five years, in connection with a Securities Purchase Agreement with certain purchasers. The debentures carried an original issue discount of $44,828 that is accreted over the term of the debenture as interest expense. The warrants issued in connection with the debentures have been valued at $147,443 and have been recorded as a discount to the debentures. The warrant value is amortized as interest expense over the term of the debentures. On February 18, 2011, the debenture holders agreed to amend the repayment terms of the debentures, deferring the start of the ten equal, monthly repayments to August 1, 2011, and extending the maturity date to May 1, 2012. In consideration for the amendment, the Company issued to the debenture holders an additional debenture with a maturity date of May 1, 2012, with a principal amount equal to $44,828, payable in ten equal, monthly repayments beginning August 1, 2011. The amount of the debentures, net of the original issue and warrant discounts, is $233,716 and $190,493 as of March 31, 2011 and December 31, 2010, respectively.

On February 18, 2011, the Company authorized the issuance of debentures in an aggregate amount of $804,598 and warrants to purchase 321,839 shares of common stock at the price of $2.50 per share which expire in five years, in connection with a Securities Purchase Agreement with certain purchasers. The debentures carried an original issue discount of $104,598 that is accreted over the term of the debenture as interest expense. The warrants issued in connection with the debentures have been valued at $551,748 and have been recorded as a discount to the debentures. The warrant value is amortized as interest expense over the term of the debentures. The debentures are repayable in ten equal, monthly repayments beginning on August 1, 2011, with a maturity date to May 1, 2012. The amount of the debentures, net of the original issue and warrant discounts, is $210,001 as of March 31, 2011.

Promissory notes

On July 22, 2010, Green House Soluciones, S.A. de C.V., a subsidiary of the Company, purchased approximately 25 acres of land in Jalisco, Mexico, for a total price of approximately $318,000. The purchase was financed by a promissory note to the sellers. The note is non-interest bearing and is secured by the land.  A 10% deposit of approximately $31,000 was paid on July 22, 2010 and an additional payment of $62,000 was made on August 20, 2010. The balance of the purchase price is payable in 10 monthly payments of approximately $21,000 beginning on September 30, 2010 and ending on June 30, 2011. The balance outstanding on the promissory note totaled $91,753 and $132,508 at March 31, 2011 and December 31, 2010, respectively.

Related party promissory notes

On October 8, 2008, the Company issued an unsecured promissory note (the “Note”) to Pacific Consortium Investments (“Pacific”) in the amount of $300,000. Interest accrues on the note at the rate of 5% per annum. Under the term of the Note, the Company shall make 36 monthly payments beginning on June 15, 2010. Subsequent to execution of the Note, Pacific advanced the Company additional amounts totaling $200,000 which are treated as additional borrowings under the Note. The controlling party of Pacific is an unaffiliated shareholder of the Company. The principal amount owing under the Note was $477,099 and $490,000 as of March 31, 2011 and December 31, 2010, respectively.

During the year ended December 31, 2009, the Company issued an unsecured note payable in the amount of $300,000 and received an additional unsecured loan in the amount of $30,536 from one of its principal shareholders and former Chief Executive Officer. During the year ended December 31, 2010, the Company received an additional unsecured loan in the amount of $42,100 from its principal shareholder and former Chief Executive Officer. The note has a stated interest rate of 4%, with interest payments due monthly, and is due upon receipt of equity financing by the Company of at least $5 million. The unsecured loans were fully repaid during the year ended December 31, 2010. The amount owing under the note as of March 31, 2011 and December 31, 2010 was $180,176 and $215,000, respectively. The loans are non-interest bearing.

During the year ended December 31, 2009, the Company issued an unsecured note payable in the amount of $25,000 to an unaffiliated shareholder. This note was payable upon receipt of equity financing by the Company on or before January 4, 2010, and is non-interest bearing. The note holder received 15,000 shares of common stock upon receipt of equity financing by the Company. The amount owing under the note was $10,000 as of March 31, 2011 and December 31, 2010.

During the three months ended March 31, 2011, the Company issued an unsecured note payable in the amount of $154,836 to an unaffiliated shareholder. Interest accrues on the note at the rate of 5% per annum and is payable on the maturity date of the note. The maturity date of the note is December 31, 2025. The amount owing under the note was $154,836 as of March 31, 2011.

Note 9 – Shareholders’ equity

Private offering of equity securities

Subsequent to the Merger, the Company accepted additional subscriptions in an offering of its units comprised of 16,667 shares of common stock and warrants to purchase an additional 5,500 shares of common stock at an exercise price of $2.50 per share and expiring in three years (the “Units”) offered pursuant to Regulation D of the Securities Act of 1933, as amended. The Company sold 140.26 Units for a total of $3,506,610 aggregating to 159.26 Units for a total of $3,981,610 during the year ended December 31, 2010, and an additional 22.08 Units for a total of $552,000 during the three months ended March 31, 2011. See below for valuation of warrants issued.

Stock and warrants issued for services

During the three months ended March 31, 2011, two vendors of the Company elected to accept 94,748 shares of the Company’s common stock as payment on accounts payable. The common stock shares were valued at the fair value on the date of issuance at $1.50 per share, resulting in a beneficial conversion expense of $47,374. During the three months ended March 31, 2011, the Company issued 110,000 shares of its common stock to various individuals and entities for services rendered and to be rendered. The common stock shares were valued at the estimated cash value of the services rendered at a weighted average of $1.35 per share, resulting in an expense of $87,750 which is included in selling, general and administrative expense in the condensed consolidated statement of operations, and prepaid expense of $60,750 which is included in prepaid expense and other current assets in the condensed consolidated balance sheet.

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

During the three months ended March 31, 2011 the Company issued no options to employees and non-employee directors. As of March 31, 2011, there was unrecognized compensation costs of $992,082 related to stock options. The Company expects to recognize those costs over a weighted average period of 1.92 years as of March 31, 2011. Future option grants will increase the amount of compensation expense to be recorded in these periods.

During the three months ended March 31, 2011 the Company issued no options to non-employee individuals. $68,353 and $0 has been recognized as non-employee stock based compensation for the three months ended March 31, 2011 and 2010.  The Company expects to recognize the unrecognized compensation costs related to these stock options over a weighted average period of 1.76 years as of March 31, 2011.  Future option grants will increase the amount of compensation expense to be recorded in these periods.

The Company estimated the fair value of non-employee stock options using the Black-Scholes option pricing model. The fair value of non-employee stock options is being expensed over the requisite service period of the awards. The fair value of non-employee stock options was estimated using the following assumptions:

Stock price	$2.95 - $2.99
Contractual term	3 - 10 years
Expected volatility	76 - 82%
Risk-free interest rate	2.0 - 3.5%
Dividend yield	0

Warrants

During the three months ended March 31, 2011, the Company issued warrants to purchase 121,440 shares of the Company’s common stock in conjunction with sales of its Units.  These warrants have lives of three years and were valued at a weighted average of $1.47 per warrant, or $178,930 using the Black-Scholes option pricing model with the following assumptions:

Stock price	$2.11 - $2.94
Contractual term	3 years
Expected volatility	85 - 87%
Risk free interest rate	1.9 – 2.4%
Dividend yield	0

The volatility was based on comparable volatility of other companies since the Company had no significant historical volatility.  The risk free interest rate was based on the three or five year treasury rates, as applicable to the contract term. The dividend yield was assumed to be zero. The fair value of the warrants issued for the sale of the Company’s Units totaling $178,930 for the three months ended March 31, 2011 was recorded to additional paid-in capital.

On February 18, 2011, the Company issued debentures in the amount of $804,598 and warrants to purchase 321,839 shares of the Company’s common stock at an exercise price of $2.50.  The warrants have a life of five years and were valued at $1.714 per warrant, or $551,748, based upon a valuation utilizing Monte-Carlo simulation analysis. The stock price on the date of grant was $2.40. Volatility, which was determined to be 82%, was based on comparable volatility of other companies since the Company had no significant historical volatility.  The risk free interest rate was based on the twenty-year treasury rate and the probability of future financing was estimated at 100%.  The fair value of the warrants was recorded as a discount to the debentures and will be amortized, using the straight-line method, as interest expense over the term of the debentures.

Note 10 – Commitments and contingencies

Distribution agreement

Pursuant to the Distribution Agreement (Note 6), the Company will be required to order a minimum number of units of the E-Fuel equipment which will be determined upon completion of the beta testing. The Company is not required to purchase any units of E-Fuel equipment until the Company completes its beta testing of the E-Fuel equipment.

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

Dissolution agreement

On November 9, 2010, the Company’s subsidiary, Life Protection, entered into an agreement with the other members of its subsidiary, LPI-R.O.A.D.House, LLC, for the dissolution of the LLC.  Pursuant to the agreement, Life Protection is required to pay to the other members a lump-sum payment of $115,000 upon the completion of and collection on a specific contract in progress, and after all contract vendors have been paid. This required payment is included in accounts payable as of March 31, 2011 and is included in the total costs of the job for purposes of recognizing revenue on the contract.  The contract is expected to be completed and collected in the second quarter of 2011.  Additionally, Life Protection will be required to make payments of $50,000 each should two specific potential customer contracts be consummated.  As of the date of this report, these potential contracts have not been consummated, nor is there any assurance that such contracts will ever be consummated.

General litigation

The Company is involved in certain claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company's financial position, results of operations, or liquidity.

Note 11 – Segment information

The Company operates in two business segments: Energy Efficiency Solutions ("EES") and Sustainable Facility Solutions ("SFS"). The EES segment provides the following services: Energy Efficiency and Demand Response Solutions, Facility Retrofitting and Renewable Energy and Cogeneration. The SFS segment develops, designs and constructs rapidly deployable, sustainable facilities primarily for use by the United States military and for disaster relief and security organizations in austere regions.

The performance of the business is evaluated at the segment level. Cash, debt and income taxes generally are managed centrally. Accordingly, we evaluate performance of our segments based on operating earnings inclusive of an appropriate allocation of corporate overhead expenses exclusive of financing activities and income taxes. Reporting segment assets are the owned or allocated assets used by each segment. Segment information is as follows:

	Three Months Ended March 31,
	2011	2010

Revenue
Energy Efficiency Solutions	$1,148,090	$1,102,703
Sustainable Facility Solutions	323,378	-
	$1,471,468	$1,102,703

Loss from operations
Energy Efficiency Solutions	$(713,138)	$(531,422)
Sustainable Facility Solutions	(354,201)	-
	$(1,067,339)	$(531,422)

Depreciation and amortization expense
Energy Efficiency Solutions	$19,598	$11,726
Sustainable Facility Solutions	91,156	-
	$110,754	$11,726

Capital Expenditures
Energy Efficiency Solutions	$14,909	$15,697
Sustainable Facility Solutions	-	-
	$14,909	$15,697

	March 31, 2011	December 31, 2010

Total Assets
Energy Efficiency Solutions	$2,836,756	$3,141,606
Sustainable Facility Solutions	3,780,842	4,489,482
	$6,617,598	$7,631,088

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains various forward-looking statements regarding the business, financial condition, results of operations and future plans and projects of GreenHouse Holdings, Inc. and its subsidiaries (hereinafter collectively referred to as “the Company”, “us”, “we” or “our”). Forward-looking statements discuss matters that are not historical facts and can be identified by the use of words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would” or similar expressions. In this report, for example, we make forward-looking statements regarding, among other things, our expectations about the rate of revenue growth in specific business divisions and the reasons for that growth and our profitability, our expectations regarding an increase in sales, strategic traction and sales and marketing spending, uncertainties relating to our ability to compete, uncertainties relating to our ability to increase our market share, changes in coverage and reimbursement policies of third-party payors and the effect on our ability to sell our products and services, the existence and likelihood of strategic acquisitions and our ability to timely develop new products or services that will be accepted by the market.

Although these forward-looking statements reflect the good faith judgment of our management, such statements can only be based upon facts and factors currently known to us. Forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. As a result, our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 31, 2011. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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

Company Overview

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

See footnote disclosures in the accompanying unaudited condensed consolidated financial statements for further segment information.

Results of Operations

Results of Operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Revenues for the three months ended March 31, 2011 were approximately $1,471,000 compared to approximately $1,103,000 for the three months ended March 31, 2010, an increase of approximately $368,000 or 33%. Approximately $45,000 of this increase was due to revenue from our Demand Response Solutions, one of our new service offerings in the EES segment. The remaining increase of $323,000 was revenue generated by Life Protection Inc., which we acquired on September 8, 2010, in the SFS segment. The gross profit percentage was 44% and 49% for the three months ended March 31, 2011 and 2010, respectively. The decrease in gross profit percentage was due to increased costs incurred as a result of rain delays on a large project completed by Life Protection, Inc.

Operating expenses for the three months ended March 31, 2011 were approximately $1,714,000 compared to approximately $1,075,000 for the three months ended March 31, 2010, an increase of approximately $639,000. Approximately $168,000 of the increase was due to the increase in the number of employees, and the related payroll burden costs, needed to support our growth in the EES segment, which included the addition of Demand Response Solutions and Renewable Energy and Cogeneration to our service offerings, and the establishment of our SFS segment. Approximately $39,000 of the increase was due to increased sales and marketing expenses that resulted in the increase in revenues of our energy efficient products and services to residential customers described above, as well as the increase in expenses to support the sales and marketing efforts of our new service offerings in the EES segment and SFS segments. Approximately $111,000 of the increase was due to the non-cash depreciation expense of fixed assets and amortization expense of distribution rights and other intangibles. Approximately $115,000 was due to the agreement entered into on November 9, 2010, by the Company’s subsidiary, Life Protection, with the other members of its subsidiary, LPI-R.O.A.D.House, LLC, for the dissolution of the LLC, pursuant to which Life Protection is required to pay to the other members a lump-sum payment of $115,000 upon the completion of and collection on a specific contract in progress, and after all contract vendors have been paid. The remaining $206,000 of the increase was due to increases in general corporate expenses, including expenses associated with being a publicly-traded company, such as investor relations, public relations, audit and legal fees, director and officer liability insurance, and expenses associated with our growth, such as general liability insurance.

Interest expense for the three months ended March 31, 2011 was approximately $172,000 compared to approximately $144,000 for the three months ended March 31, 2010, an increase of approximately $28,000. Included in interest expense is the non-cash accounting entries to record the expense related to the beneficial conversion of debt of approximately $47,000 and $137,000 for the three months ended March 31, 2011 and 2010, respectively. Also included in interest expense is the amortization expense of the original issue discount and warrant valuation attached to the debentures issued on October 22, 2010 and February 18, 2011 of approximately $99,000 and $0 for the three months ended March 31, 2011 and 2010, respectively. The remaining increase of approximately $19,000 was due to an increase in debt for the three months ended March 31, 2011 compared to March 31, 2010.

Other expense for the three months ended March 31, 2011 was $0 compared to $250,000 for the three months ended March 31, 2010. This expense was due to the one-time costs associated with effecting the reverse merger that took place during the first quarter of 2010.

As a result, net loss was approximately $1,196,000 for three months ended March 31, 2011 compared to a net loss of approximately $926,000 for the three months ended March 31, 2010.

Liquidity and Capital Resources

Overview

For the three months ended March 31, 2011, we funded our operations through financing activities consisting primarily of private placements of equity and debt securities with outside investors, and by loans from shareholders and officers. Our principal use of funds during the three months ended March 31, 2011 has been for the ongoing sales and marketing efforts to develop relationships with and to respond to Requests for Proposals (“RFP’s”) from potential corporate and government customers for our Energy Efficiency and Sustainable Facility solutions; for working capital; and for general corporate expenses.

Liquidity and Capital Resources during the three months ended March 31, 2011 compared to the three months ended March 31, 2010

During the three months ended March 31, 2011, the Company raised $552,000 by issuing common stock to outside investors, raised $700,000 by issuing debentures to outside investors, received advances from officers and shareholders of approximately $150,000 and repaid approximately $155,000 of advances from officers and shareholders, and issued notes payable to related parties of approximately $155,000 and repaid approximately $48,000 of notes payable to related parties. During the three months ended March 31, 2010, the Company raised $865,000 by issuing common stock to outside investors, and raised approximately $300,000 by issuing notes payable to shareholders.

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

The Company will continue to pursue additional equity and debt financing from outside investors, as well as working capital and project-specific debt financing to develop its Energy Efficiency and Sustainable Facilities solutions for sale or lease to customers. However, there can be no assurance that any such financing will be available to the Company on favorable terms, if at all.

Financial Condition

We believe we have access to sufficient financing to pursue our current limited operations into the third quarter of 2011. However, we will require additional funds to fully pursue and implement our business plan, and our working capital requirements will depend upon numerous factors. In any event, we will require substantial funds in addition to those presently available to us to develop all of our programs to meet our business objectives. To ensure the continued level of our operations, we are currently exploring various possible financing options that may be available to us. However, we have no binding commitments for any transactions at this time and there can be no assurance that we will consummate this transaction or any other transaction. If we are unable to obtain such capital, we may not be able to:

•	continue the development of our programs or;
•	continue operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2011.

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our consolidated financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

Our significant accounting policies are summarized in Note 2 of our condensed consolidated financial statements. While all of these significant accounting policies impact the Company’s consolidated financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company and require management to use a greater degree of judgment and estimates. We believe that the estimates and assumptions that are most important to the portrayal of our consolidated financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting for bad debts, our estimate of billings in excess of costs and estimated earnings and percentage of completion on jobs in process, and the allocation of the Life Protection purchase price between the fair value of the assets acquired and goodwill. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations. We suggest that our significant accounting policies be read in conjunction with this Management's Discussion and Analysis of Financial Condition.

Additional Information

We file reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.sec.gov.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to chief executive and chief financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of such date.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 1A .  Risk Factors

The disclosure required under this item is not required to be reported by smaller reporting companies; as such term is defined by Item 503(e) of Regulation S-K.  Please refer to our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2011, the Company accepted additional subscriptions of $552,000 for 22.08 Units in an offering of its Units comprised of 16,667 shares of common stock and warrants to purchase an additional 5,500 shares of common stock at an exercise price of $2.50 per share and expiring in three years (the ”Units”) offered pursuant to Regulation D of the Securities Act of 1933, as amended.

The securities described above were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder. The agreements executed in connection with this sale contain representations to support the Registrant’s reasonable belief that the Investor had access to information concerning the Registrant’s operations and financial condition, the Investor acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the Investor are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Registrant made no solicitation in connection with the sale other than communications with the Investor; the Registrant obtained representations from the Investor regarding their investment intent, experience and sophistication; and the Investor either received or had access to adequate information about the Registrant in order to make an informed investment decision.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit 31.1	Rule 13a-14(a) Certification by the Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification by the Principal Financial Officer

Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2011	By: /s/ John W. Galt
John W. Galt
Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2011	By: /s/ Justin Farry
Justin Farry
Chief Financial Officer (Principal Financial Officer)