Form 10-K/A
period 2010-12-31
GreenHouse Holdings, Inc.
filed 2011-09-23
CIK 1444177

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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

Explanatory Note:  The purpose of this Amendment on Form 10-K/A is to address certain comments received by the Securities and Exchange Commission regarding our disclosures concerning our recent sales of unregistered securities and certifications and to revise certain other items therein.

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

Corporate Information

The Company's corporate headquarters are located at 5171 Santa Fe Street, Suite I, San Diego, California. Our website address is www. greenhouseintl.com.

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

Recent Sales of Unregistered Securities

On February 18, 2011, the Registrant authorized the issuance of debentures in the original, principal amount of $804,598, with aggregate proceeds to the Registrant in the amount of $700,000, and warrants to purchase up to 321,839 shares of Common Stock at the exercise price of $2.50 per share which expire in five years, in connection with a Securities Purchase Agreement with certain investors.  The proceeds were used for general corporate purposes.  The transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2).  The issuances did not involve any public offering; the Registrant made no solicitation in connection with the sale other than communications with the Investor; the Registrant obtained representations from the Investor regarding their investment intent, experience and sophistication.

The Company has issued 2,654,456 shares of its common stock and warrants to purchase an additional 875,953 shares of its common stock upon consummation of a private offering of the Company’s securities that began on January 7, 2010 through December 31, 2010, with aggregate proceeds to the Registrant in the amount of $3,981,610. All of the warrants subscribed for in the offerings are exercisable at the price of $2.50 per share and expire in three years.  The proceeds were used for general corporate purposes.  The transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2).  The issuances did not involve any public offering; the Registrant made no solicitation in connection with the sale other than communications with the Investor; the Registrant obtained representations from the Investor regarding their investment intent, experience and sophistication.

In connection with the issuance of the debentures in the aggregate amount of $344,828 above, the Company issued warrants to purchase 137,931 shares of Common Stock, at the price of $2.50 per share which expire in five years.  The proceeds were used for general corporate purposes.  The transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2).  The issuances did not involve any public offering; the Registrant made no solicitation in connection with the sale other than communications with the Investor; the Registrant obtained representations from the Investor regarding their investment intent, experience and sophistication.

On September 8, 2010, the Registrant authorized the issuance of 1,118,750 shares of Common Stock in connection with the execution of an Agreement and Plan of Share Exchange with its wholly-owned subsidiary, Green House Holdings, Inc., and Life Protection, Inc., a North Carolina corporation and shareholders of Life Protection.  There were no proceeds from the issuance of such securities.  The transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2).  The issuances did not involve any public offering; the Registrant made no solicitation in connection with the sale other than communications with the Investor; the Registrant obtained representations from the Investor regarding their investment intent, experience and sophistication.

On April 8, 2010, the Registrant authorized the issuance of 606,693 shares of Common Stock and warrants to purchase an aggregate of 200,209 shares of Common Stock upon consummation of the conversion of Convertible Notes from the Registrant’s subsidiary R Squared Contracting, Inc.    The transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2).  The issuances did not involve any public offering; the Registrant made no solicitation in connection with the sale other than communications with the Investor; the Registrant obtained representations from the Investor regarding their investment intent, experience and sophistication.

On January 7, 2010, the Registrant authorized the issuance of 19,800,000 of Common Stock and options to purchase an aggregate of 784,000 shares of Common Stock in connection with the execution of an Agreement and Plan of Share Exchange with the equityholders of Green House Holdings, Inc.  There were no proceeds from the issuance of such securities.  The transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2).  The issuances did not involve any public offering; the Registrant made no solicitation in connection with the sale other than communications with the Investor; the Registrant obtained representations from the Investor regarding their investment intent, experience and sophistication.

In August through December of 2008, the Registrant issued 240,000 shares of common stock to 24 U.S. investors and 8 non-U.S. investors at $.10 per share in a private placement raising an aggregate of $24,000 cash.  The proceeds were used for general corporate purposes.  The transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2).  The issuances did not involve any public offering; the Registrant made no solicitation in connection with the sale other than communications with the Investor; the Registrant obtained representations from the Investor regarding their investment intent, experience and sophistication.

In or about June 2008, the Registrant issued 4,000,000 shares of common stock to our founder Cindy Kostoff at $0.001 per share, with aggregate proceeds to the Registrant in the amount of $4,000.  The proceeds were used for general corporate purposes.  The transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2).  The issuances did not involve any public offering; the Registrant made no solicitation in connection with the sale other than communications with the Investor; the Registrant obtained representations from the Investor regarding their investment intent, experience and sophistication.

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

(1) Appointed on January 7, 2010.

(2) Appointed on February 11, 2011. Amounts for Billy C. Jones relate to compensation paid post acquisition of Life Protection, Inc.

(3) Resigned on January 7, 2010.

(4) Resigned from Board of Directors on September 12, 2010.

(5) The employment agreements for Messrs. Galt, Earnshaw, Ursitti and Entin provide that each of these officers shall be responsible for their own withholding of taxes.  Therefore, on a tax basis, the Company considers each of them as an independent contractor.

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

Of the services provided in fiscal 2010 and 2009, all fees and services were pre-approved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS, Financial Statement and Schedules

(a)	Exhibits

2.1	Agreement and Plan of Share Exchange, by and among Custom Q, Inc., Green House Holdings, Inc., and the Shareholders of Green House Holdings, Inc. dated as of January 7, 2010. (1)
3.1	Amended and Restated Articles of Incorporation of GreenHouse Holdings, Inc. (1)
4.1	Form of Subscription Agreement of GreenHouse Holdings, Inc. (1)
10.1	Form of Employment Agreement (1)
10.2	2010 Equity Incentive Plan (1)
10.3	Share Exchange Agreement between Green House Holdings, Inc. and. R. Squared Contracting, Inc., d/b/a GreenHouse dated September 20, 2009. (1)
10.4	Form of R-Squared Contracting Bridge Note (1)
10.5	E-Fuel Limited Exclusive Distributor Agreement between E-Fuel Corporation and GreenHouse dated January 4, 2009 (1)
10.6	Placement Agent Agreement with Hallmark Investments, Inc. (1)
10.7	Agreement and Plan of Share Exchange with Life Protection, Inc., as amended. (2)
10.8	Code of Ethics (5)
10.9	Securities Agreement with certain investors (3)
10.10	Form of Debenture (entered into in connection with the Securities Purchase Agreement described in Item 10.10) (3)
10.11	Form of Warrant (entered into in connection with the Securities Purchase Agreement described in Item 10.10) (3)
10.12	Form of Securities Purchase Agreement with certain investors (4)
10.13	Form of Debenture with certain investors (entered into in connection with the Securities Purchase Agreement described in Item 10.12 (4)
10.14	Form of Warrant (entered into in connection with the Securities Purchase Agreement described in Item 10.12) (4)
10.15	Form of Amendment Agreement (entered into in connection with the Securities Purchase Agreement described in Item 10.12) (4)
10.16	Contract between Life Protection, Inc. and OceanSafe dated January 27, 2011 (5)
21.1	Subsidiaries of GreenHouse Holdings , Inc. (1)
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

(1)  Incorporated by reference to the Company’s registration statement on Form 8-K, filed with the Securities and Exchange Commission on January 13, 2010, as amended.

(2)  Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 23, 2010 and the Form 8-K filed , filed with the Securities Commission on September 14, 2010.

(3) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2010.

(4) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 27, 2010.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2011.

* Filed herewith

(b) Reports on Form 8-K.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ John Galt	Chief Executive Officer, Executive Chairman	September 23, 2011
John Galt

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Justin Farry	Chief Financial Officer, (principal Accounting Officer)	September 23, 2011
Justin Farry

/s/ Seymour G. Siegel	Director	September 23, 2011
Seymour G. Siegel

/s/ Charles R. Allured	Director	September 23, 2011
Charles R. Allured

/s/ Floyd H. Trogdon	Director	September 23, 2011
Floyd H. Trogdon

/s/ Robert Russ Earnshaw	Director	September 23, 2011
Robert Russ Earnshaw

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-2 to F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Shareholders’ Equity (Deficit)	F-5

Consolidated Statements of Cash Flows	F-6 to F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8 to F-32

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