Form 10-Q
period 2011-09-30
GreenHouse Holdings, Inc.
filed 2011-11-14
CIK 1444177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.Yes ☐  No  ☒

As of November 14, 2011 the registrant had 28,077,566 shares of its Common Stock, $0.001 par value, issued and outstanding.

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
September 30, 2011
INDEX

PART I – FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three months and Nine months ended September 30, 2011 and 2010 (unaudited)	5
	Condensed Consolidated Statements of Shareholders’ Equity for the Nine months ended September 30, 2011 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Nine months ended September 30, 2011 and 2010 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36
		36
PART II – OTHER INFORMATION		36

Item 1.	Legal Proceedings	36
Item 1.A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	(Removed & Reserved)	37
Item 5.	Other Information	37
Item 6.	Exhibits	37
		37
SIGNATURES		38

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current assets:
Cash	$31,405	$63,373
Accounts receivable, net	277,417	1,931,408
Costs and estimated earnings in excess of billings	64,014	99,065
Prepaid expenses and other current assets	96,470	151,973
Deferred issuance costs	43,620	-

Total current assets	512,926	2,245,819

Property and equipment, net	513,442	487,513

Non-current assets:
Goodwill	3,574,902	2,244,367
Intangible assets, net	1,713,933	1,957,395
Security deposits	9,139	9,327
Distribution rights, net	656,667	686,667

Total assets	$6,981,009	$7,631,088

See accompanying notes to unaudited condensed consolidated financial statements.

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,275,991	$1,754,165
Accrued expenses	523,429	297,799
Billings in excess of costs and estimated earnings	148,900	1,267,726
Advances from shareholders	44,900	50,000
Advances from officers	107,906	57,489
Current portion of notes payable	873,610	197,250
Current portion of notes payable, related parties	571,286	366,330
Total current liabilities	3,546,022	3,990,759

Notes payable, net of current portion	148,089	171,251
Notes payable, net of current portion, related parties	1,361,946	348,670
Acquisition liability	54,390	-
Deferred income taxes	672,500	800,000
Total liabilities	5,782,947	5,310,680

Commitments and contingencies - Note 10

Shareholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 27,077,566 and 25,738,831 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	27,078	25,739
Additional paid in capital	11,768,801	9,047,705
Accumulated deficit	(10,564,854)	(6,753,036)
Accumulated other comprehensive loss	(32,963)	-
Total shareholders' equity	1,198,062	2,320,408

Total liabilities and shareholders' equity	$6,981,009	$7,631,088

See accompanying notes to unaudited condensed consolidated financial statements.

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	$470,392	$1,724,277	$2,871,583	$4,427,951

Cost of goods sold	479,930	1,081,904	1,863,681	2,594,196

Gross profit (loss)	(9,538)	642,373	1,007,902	1,833,755

Operating expenses:
Compensation	675,444	728,547	1,922,708	2,010,553
Selling, general and administrative	763,161	876,424	2,550,536	2,310,409

Total operating expenses	1,438,605	1,604,971	4,473,244	4,320,962

Loss from operations	(1,448,143)	(962,598)	(3,465,342)	(2,487,207)

Other income (expense):
Interest	(267,889)	(28,867)	(641,521)	(237,416)
Change in acquisition liability	33,810	-	167,580	-
Other expense	-	-	-	(250,000)

Loss before income taxes	(1,682,222)	(991,465)	(3,939,283)	(2,974,623)

Benefit for income taxes	(42,500)	-	(127,465)	-

Net loss	(1,639,722)	(991,465)	(3,811,818)	(2,974,623)

Other comprehensive loss:

Foreign currency translation loss	(33,705)	-	(32,963)	-

Total comprehensive loss	$(1,673,427)	$(991,465)	$(3,844,781)	$(2,974,623)

Net loss per share - basic and diluted	$(0.06)	$(0.04)	$(0.14)	$(0.13)

Weighted average number of shares outstanding -
Basic and Diluted	27,027,625	23,979,685	26,569,030	22,840,848

See accompanying notes to unaudited condensed consolidated financial statements.

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Nine Months Ended September 30, 2011
(unaudited)

	Common stock				Accumulated other	Total
			Additional	Accumulated	comprehensive	shareholders'
	Shares	Amount	paid in capital	deficit	loss	equity

Balance, December 31, 2010	25,738,831	$25,739	$9,047,705	$(6,753,036)	$-	$2,320,408

Stock and warrants issued for stock subscriptions	368,004	368	551,632	-	-	552,000

Stock issuance costs	-	-	(51,500)	-	-	(51,500)

Stock issued for payment of accounts payable	94,748	95	142,027	-	-	142,122

Stock issued for services	147,500	147	200,603	-	-	200,750

Warrants issued in conjunction with debentures	-	-	551,748	-	-	551,748

Compensation expense of stock options issued to employees, consultants and vendors	-	-	289,992	-	-	289,992

Stock issued in consideration for extension of debenture payment	74,627	75	49,925	-	-	50,000

Stock issued for the acquistion of Control Engineering	653,856	654	986,669	-	-	987,323

Foreign currency translation adjustment	-	-	-	-	(32,963)	(32,963)

Net loss for the nine months ended September 30, 2011	-	-	-	(3,811,818)	-	(3,811,818)

Balance, September 30, 2011	27,077,566	$27,078	$11,768,801	$(10,564,854)	$(32,963)	$1,198,062

See accompanying notes to unaudited condensed consolidated financial statements.

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,811,818)	$(2,974,623)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	315,311	38,890
Loss on disposal of property and equipment	4,783	-
Common stock and options issued for services	481,293	79,991
Stock issued in consideration for extension of debenture payment	50,000	-
Interest expense related to converted debt	-	154,153
Interest expense related to converted accounts payable	47,374	-
Accretion of deferred interest on debentures payable	101,361	-
Accretion of warrant discount to debentures payable	353,071	-
Interest accrued on notes payable, related parties	23,982	-
Change in acquistion liability	(167,580)	-
Deferred income taxes	(127,500)	-
Change in allowance for doubtful accounts	9,857	-
Changes in operating assets and liabilities:
Accounts receivable	1,763,987	(1,337,368)
Costs and estimated earnings in excess of billings	35,051	-
Prepaid expenses and other assets	67,465	(159,406)
Accounts payable	(477,183)	403,892
Accrued expenses	225,089	219,602
Billings in excess of costs and estimated earnings	(1,118,826)	924,776

Net cash flows used in operating activities	(2,224,283)	(2,650,093)

Cash flows from investing activities:
Purchase of other intangibles	-	(3,600)
Net cash received from acquisition	42,030	42,333
Purchase of property and equipment	(3,630)	(366,769)

Net cash flows provided by (used in) investing activities	38,400	(328,036)

Cash flows from financing activities:
Deferred issuance costs	(43,620)	(121,233)
Advances from shareholder	7,400	-
Advances from officers	360,271	94,527
Repayments to shareholder	(12,500)	-
Repayments to officers	(309,855)	(101,109)
Payments on notes payable	(96,824)	(105,221)
Payments on notes payable, related parties	(111,817)	(610,364)
Proceeds from notes payable	-	310,802
Proceeds from issuance of debentures	700,000	-
Proceeds from notes payable, related parties	1,166,020	389,828
Stock issuance costs	(51,500)	-
Proceeds from share issuances	552,000	3,396,607

Net cash flows provided by financing activities	2,159,575	3,253,837

Effect of exchange rate fluctuations on cash	(5,660)	-

Net increase (decrease) in cash	(31,968)	275,708

Cash at beginning of period	63,373	3,869

Cash at end of period	$31,405	$279,577

See accompanying notes to condensed consolidated financial statements.

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$113,107	$114,361

Income taxes	$-	$800

Non-cash investing and financing activities:
Conversion of notes payable to common stock	$-	$873,533

Issuance of common stock for payment of accounts payable	$94,748	$-

Deferred issuance costs adjusted to additional paid in capital in conjunction with share issuances	$-	$273,973

Issuance of 653,856 shares of common stock for acquistion of Control Engineering, Inc.	$987,323	$-

Contingent acquistion liabilty from acquisition of Control Engineering, Inc.	$221,970	$-

Issuance of 19,800,000 shares of common stock in exchange for retirement of 800,000 shares of common stock in Green House Holdings	$-	$12,560

Issuance of 1,200,000 shares of common stock for reverse merger	$-	$1,200

Issuance of 50,000 shares of common stock in exchange for assignment of distribution rights	$-	$200,000

Issuance of 45,000 shares of common stock for prepaid services	$-	$60,750

Issuance of 1,118,750 shares of common stock for acquisition of Life Protection, Inc.	$-	$3,504,105

Issuance of 321,839 warrants as discount to debentures payable in conjunction with issuance of debentures	$551,748	$-

Issuance of 6,000 shares of common stock for prepaid services	$9,449	$-

The following was the consideration given in the acquisition of Control Engineering, Inc.:

Issuance of 653,856 shares of common stock	$987,323
Contingent acquistion liabilty of 147,000 shares of common stock	221,970

The following were the fair value of identifiable assets acquired and liabilities assumed in the acquisition of Control Engineering, Inc.

Accounts receivable	$119,853
Prepaid expenses	2,325
Property and equipment	96,234
Accounts payable	(93,757)
Accrued expenses	(541)
Notes payable	(147,339)
Notes payable, related parties	(140,047)
Goodwill	1,330,535

See accompanying notes to unaudited condensed consolidated financial statements.

GREENHOUSE HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2011
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

147,000 of the Exchange Shares shall be deposited in escrow (the “Earn-out Shares”). If CEI generates gross revenues in 2011, including pre-acquisition revenue, from its existing line of business totaling between $2,000,000 - $3,999,999 for the year ending December 31, 2011, the escrow agent shall release 73,500 of the Earn-out Shares to the Control Engineering Holders. If CEI generates gross revenues in 2011, including pre-acquisition revenue, from its existing line of business in excess of $4,000,000, the escrow agent shall release 147,000 of the Earn-out Shares to the Control Engineering Holders. If CEI fails to generate gross revenues in 2011, including pre-acquisition revenue, from its existing line of business in excess of $2,000,000, then the escrow agent shall return any and all remaining Earn-out Shares to be cancelled and retired on the books and records of the Company and returned to unissued status.

The purchase price was determined by the total market value of the newly issued shares on May 23, 2011, totaling $1,209,293, which was based on the closing market price of the Company's common stock on the acquisition date. The Earn-out Shares have been classified as a liability until the performance targets are met (the “Acquisition Liability”). The Acquisition Liability is revalued at the fair market value of the Company’s common stock at each reporting date until the uncertainty has been resolved, and for the three and nine months ended September 30, 2011, resulted in a gain of $33,810 and $167,580, respectively, that has been included in other income in the accompanying condensed consolidated statements of operations.

The acquisition has been accounted for under the purchase method. The initial accounting of the excess of the purchase price paid over the fair value of the assets and liabilities acquired is not complete as a significant portion of the assets acquired were intangible assets that need to be appraised. As a result, the full amount of the excess of the purchase price paid over the fair value of the assets and liabilities has been classified as goodwill as of September 30, 2011.  None of the goodwill recognized is expected to be deductible for income tax purposes. Revenue and net loss generated by Control Engineering from the acquisition date through September 30, 2011 was $701,181 and $28,475, respectively.

Consideration Given:

653,856 shares of Green House Holdings common stock	$987,323
147,000 contingent shares of Green House Holdings common stock	221,970

Total consideration	$1,209,293

Fair value of identifiable assets acquired and liabilities assumed:

Cash	$42,030
Accounts receivable	119,853
Prepaid expenses	2,325
Property and equipment, net	96,234
Accounts payable	(93,757)
Accrued expenses	(541)
Notes payable	(147,339)
Notes payable, related parties	(140,047)
Total identifiable net assets	(121,242)

Goodwill	1,330,535

$1,209,293

On September 16, 2011, the Company entered into a letter of intent to transact a stock exchange and merge with and into Charlotte, NC-based Premier Alliance Group, Inc. (“Premier”), a leading provider of business and technology advisory and consulting services. The acquisition is subject to certain requirements including due diligence; execution of a definitive purchase agreement, approval by the boards of both companies and various other customary conditions, including the Company’s shareholder approval.

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

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had an accumulated deficit of $10,564,854 at September 30, 2011, a net loss and net cash used in operations of $3,811,818 and $2,224,284, respectively, for the nine months ended September 30, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, raise additional capital, and generate sufficient revenues. During the nine months ended September 30, 2011, the Company raised $552,000 through the issuance of equity securities to outside investors, raised $700,000 from the issuance of debt securities to outside investors, and raised $1,166,020 from the issuance of debt securities to related parties. Management believes that the actions presently being taken to further implement its business plan, raise additional capital, and generate revenues provide the opportunity for the Company to continue as a going concern, but there can be no assurances to that effect.

As a result of the decrease in demand for the Company's energy efficiency solutions to the residential market, and the growth in the Company's energy efficiency solutions to the non-residential market, coupled with the Company's new contracts obtained in its Sustainable Facilities segment as disclosed in Note 3 in the notes to the accompanying condensed consolidated financial statements, management has decided to focus the Company's efforts in the non-residential market of the Energy Efficiency Solutions segment, and in the Sustainable Facilities Solutions segment, and temporarily reduce its efforts in the residential market of the Energy Efficiency Solutions segment.  The Company has significantly reduced its staff involved in the residential market, and accordingly, the potential for future revenues from the residential market are expected to decline significantly until the staffing levels are restored. Total revenues earned from the residential market during the three months ended September 30, 2011 and 2010, totaled $107,998 and $1,724,277, respectively, and $1,738,885 and $4,427,951, for the nine months ended September 30, 2011 and 2010, respectively.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the 2010 Annual Report on Form 10-K, filed March 31, 2011.  The results of operations for the nine months ended September 30, 2011, are not necessarily indicative of the operating results for the full year.

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

Accounts receivable

R Squared grants unsecured credit to individuals primarily located in Southern California. Life Protection grants unsecured credit to commercial and military customers primarily located in the United States. Control Engineering grants unsecured credit to commercial and public utility customers primarily located in the United States. Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expenses, if any. At September 30, 2011 and December 31, 2010, the allowance for doubtful accounts is $9,857 and $0, respectively.

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure to its customers.

Deferred issuance costs

Costs relating to the future issuance of equity securities are deferred. When the additional equity securities are issued, the deferred costs are charged to additional paid-in-capital. The Company has certain deferred issuance costs as of September 30, 2011 consisting of legal and other expenses relating to the proposed issuance of common stock.

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

Goodwill is allocated among and evaluated for impairment at the reporting unit level. Management evaluates goodwill for impairment using a two-step process provided by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles — Goodwill and Other. The first step is to compare the fair value of each of our reporting units to their respective book values, including goodwill. If the fair value of a reporting unit exceeds its book value, reporting unit goodwill is not considered impaired and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company determined that there were no impairments of goodwill and other intangible assets as of September 30, 2011 or December 31, 2010.  Intangible assets with determinable useful lives are amortized using the straight-line method over the expected life of the assets.

Impairment of long-lived assets

In accordance with ASC 360, Property, Plant, and Equipment, the Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets as of September 30, 2011 or December 31, 2010.

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

Other expense

Immediately prior to the Merger that was completed on January 7, 2010, the Company consummated a Stock Purchase Agreement with Cindy Kostoff, GreenHouse’s then principal shareholder and officer and director, whereby the Company acquired 4,000,000 of GreenHouse’s 4,240,000 outstanding shares from Ms. Kostoff for the purchase price of $250,000. This expense has been classified as other expense in the nine months ended September 30, 2010.

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

The Company adopted the application of uncertain tax positions of ASC 740, Income Taxes, during 2009. The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2011 and December 31, 2010, the Company does not have a liability for unrecognized tax uncertainties.

The Company's policy is to record interest and penalties on uncertain tax positions as income tax expense. As of September 30, 2011 and December 31, 2010, the Company has no accrued interest or penalties related to uncertain tax positions.

Net loss per common share

Net loss per common share is computed pursuant to ASC 260, Earnings Per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. As of September 30, 2010, there were 973,359 warrants and 1,335,000 options outstanding to purchase shares of common stock. As of September 30, 2011, there were 1,745,229 warrants and 934,000 options outstanding to purchase shares of common stock. However, these potentially dilutive shares are considered to be anti-dilutive and are therefore not included in the calculation of net loss per share.

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

Effect of recent accounting pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these condensed consolidated financial statements. The accounting pronouncements issued subsequent to the date of these condensed consolidated financial statements that were considered significant by management were evaluated for the potential effect on these condensed consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these condensed consolidated financial statements as presented and does not anticipate the need for any future restatement of these condensed consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2011 through the date these condensed consolidated financial statements were issued.

Note 3 – Costs and estimated earnings on uncompleted contracts

Costs and estimated earnings on uncompleted contracts as of September 30, 2011 and December 31, 2010 consisted of the following:

Costs incurred on uncompleted contracts	$657,014	$1,164,719
Estimated earnings	435,596	341,611

	1,092,610	1,506,330

Less: billings to date	1,177,496	2,674,991

	$(84,886)	$(1,168,661)

Included in the accompanying condensed consolidated balance sheets at September 30, 2011 and December 31, 2010, costs and estimated earnings on uncompleted contracts consisted of the following:

	September 30,	December 31,
	2011	2010

Costs and estimated earnings in excess of billings on uncompleted contracts	$64,014	$99,065

Billings in excess of costs and estimated earnings on uncompleted contracts	(148,900)	(1,267,726)

	$(84,886)	$(1,168,661)

As of September 30, 2011 and December 31, 2010, the Energy Efficiency Solutions (“EES”) segment had a backlog of approximately $0 and $747,000, respectively. See Note 11, “Subsequent events”, for additional work won in the EES segment subsequent to September 30, 2011. In the Sustainable Facilities Solutions (“SFS”) segment, in January 2011, Life Protection signed a contract (the “OceanSafe Contract”) to provide sustainable textured coating product to OceanSafe, a manufacturer of leading-edge steel structural insulated panels, for use in the construction of energy efficient buildings. The contract value is not to exceed $28,000,000. Subject to required regulatory approvals, the delivery of coating is expected to start in the first quarter of 2012 and continue for a period of approximately 18 months. In May 2011, Life Protection signed a contract (the “Pinnacle Contract”) with Pinnacle Performance Group for the design, development and construction of a national security training center. As of September 30, 2011, the estimated contract value is approximately $100,000,000 and is expected to start in the first quarter of 2012 and continue for a period of approximately two years.  In August 2011, Life Protection signed a contract with SAAB Training USA (the “SAAB Contract”) for the design, development and construction of a blast observation booth at a United States military location.  As of September 30, 2011, the estimated contract value is approximately $171,000 and is expected to be completely performed in the fourth quarter of 2011. See Note 11, “Subsequent events”, for additional work won in the SFS segment subsequent to September 30, 2011.

Note 4 – Property and equipment, net

Property and equipment at September 30, 2011 and December 31, 2010 consisted of:

	September 30,	December 31,
	2011	2010

Land	$290,735	$318,036
Vehicles	129,777	112,776
Leasehold improvements	198,099	94,887
Furniture and equipment	60,327	53,876
	678,938	579,575
Less: accumulated depreciation and amortization	(196,365)	(122,456)
Project in progress	30,869	30,394

Property and equipment, net	$513,442	$487,513

Depreciation and amortization expense for the three months ended September 30, 2011 and 2010 was $6,144 and $14,446, respectively.  Depreciation and amortization expense for the nine months ended September 30, 2011 and 2010 was $41,849 and $38,890, respectively.

The carrying amount of the vehicles that serve as collateral on the vehicle loans is $31,015 and $55,685 at September 30, 2011 and December 31, 2010, respectively.

As of September 30, 2011 and December 31, 2010, the Company had assets with a net book value of $293,915 and $320,892, respectively, that were held outside of the United States.

Note 5 – Intangible assets, net

Intangible assets, net, consisted of the following at September 30, 2011 and December 31, 2010:

	Average life	September 30,	December 31,
	(in years)	2011	2010

Non-amortizable:
Trademarks	Indefinite	$3,600	$3,600

Amortizable:
Customer relationships	7	1,033,000	1,033,000
Technologies	8	359,000	359,000
Licenses	5	315,000	315,000
Trade names	8	236,000	236,000
Other	3	119,000	119,000
		2,065,600	2,065,600
Accumulated amortization		(351,667)	(108,205)

Total other intangibles, net		$1,713,933	$1,957,395

Amortization of intangible assets was $81,150 and $0 for the three months ended September 30, 2011 and 2010, respectively, $243,462 and $0 for the nine months ended September 30, 2011 and 2010, respectively, and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Expected remaining amortization of intangible assets for each of the next five years is as follows:

Remainder of 2011	$81,152
2012	$324,616
2013	$311,389
2014	$284,948
2015	$263,948

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

On August 10, 2010, the Company acquired the exclusive distribution rights to distribute Polyethylene Ballistic Material to the Department of Defense from G3 Shielding Technology, Inc. The term of the Distribution Agreement is for two years and may be extended for additional one year periods. The Company has estimated the useful life of the agreement to be five years. The Company issued 50,000 shares of its restricted common stock to acquire the exclusive distribution rights. The distributions rights were recorded at the market value of the Company’s common stock on August 10, 2010 of $4.00 per share or $200,000. The distribution fee is being amortized over the five year estimated useful life. $10,000 and $0 was amortized in the three months ended September 30, 2011 and 2010, respectively, and $30,000 and $0 in the nine months ended September 30, 2011 and 2010, respectively, and is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. The Company anticipates $40,000 of amortization expense in the years 2011, 2012, 2013 and 2014 and $26,667 in 2015.

Note 7 – Advances from shareholders and officers

During the year ended December 31, 2010, the Company received an unsecured advance of $50,000 from an unaffiliated shareholder. The amount owing on the advance was $37,500 and $50,000 as of September 30, 2011 and December 31, 2010, respectively.

During the nine months ended September 30, 2011 and the year ended December 31, 2010, the Company received unsecured advances of $91,283 and $58,979, respectively, from Justin Farry, its Chief Financial Officer. The amount owing on the advances was $31,438 and $21,909 as of September 30, 2011 and December 31, 2010, respectively.

During the nine months ended September 30, 2011 and the year ended December 31, 2010, the Company received unsecured advances of $268,987 and $103,633 from Chris Ursitti, its Chief Innovation Officer. The amount owing on the advances was $76,468 and $5,292 as of September 30, 2011 and December 31, 2010, respectively. Subsequent to September 30, 2011, Chris Ursitti sold and assigned this indebtedeness to a third party. See Note 11, “Subsequent events”, for further information.

During the nine months ended September 30, 2011, the Company received unsecured advances of $7,400 from an affiliated shareholder. The amount owing on the advances was $7,400 as of September 30, 2011.

During the year ended December 31, 2009, the Company received unsecured advances of $37,588 from Russ Earnshaw, its President. The amount owing on the advance was $0 and $30,288 as of September 30, 2011 and December 31, 2010, respectively.

Note 8 – Notes payable

Notes payable at September 30, 2011 and December 31, 2010 consisted of:

	September 30,	December 31,
	2011	2010

Vehicle and equipment loans	$53,109	$45,500
Debentures payable, net of discount	793,177	190,493
Promissory notes	175,413	132,508
Related party promissory notes	1,933,232	715,000

Total long-term debt	2,954,931	1,083,501

Less: current portion	1,444,896	563,580

Long-term portion	$1,510,035	$519,921

Minimum future obligations under the notes payable as of September 30, 2011 are as follows:

Twelve Months ending
September 30,

2012	$1,444,896
2013	329,049
2014	8,783
2015	2,380
2016	-
Thereafter	1,169,823
$2,954,931

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

Debentures payable

On October 22, 2010, the Company authorized the issuance of debentures in an aggregate amount of $344,828 and warrants to purchase 137,931 shares of common stock at the price of $2.50 per share which expire in five years, in connection with a Securities Purchase Agreement with certain purchasers. The debentures carried an original issue discount of $44,828 that is accreted over the term of the debenture as interest expense. The warrants issued in connection with the debentures have been valued at $147,443 and have been recorded as a discount to the debentures. The warrant value is amortized as interest expense over the term of the debentures. On February 18, 2011, the debenture holders agreed to amend the repayment terms of the debentures, deferring the start of the ten equal, monthly repayments to August 1, 2011, and extending the maturity date to May 1, 2012. In consideration for the amendment, the Company issued to the debenture holders an additional debenture with a maturity date of May 1, 2012, with a principal amount equal to $44,828, payable in ten equal, monthly repayments beginning August 1, 2011. On August 18, 2011, the debenture holders agreed to extend the due date of the August 1, 2011 monthly repayment to November 1, 2011, in consideration for 24,349 shares of the Company’s common stock, par value $0.001 per share. The amount of the debentures, net of the original issue and warrant discounts, is $309,473 and $190,493 as of September 30, 2011 and December 31, 2010, respectively. Subsequent to September 30, 2011, the Company agreed to settle and pay the debentures. See Note 11, “Subsequent events”, for further information.

On February 18, 2011, the Company authorized the issuance of debentures in an aggregate amount of $804,598 and warrants to purchase 321,839 shares of common stock at the price of $2.50 per share which expire in five years, in connection with a Securities Purchase Agreement with certain purchasers. The debentures carried an original issue discount of $104,598 that is accreted over the term of the debenture as interest expense. The warrants issued in connection with the debentures have been valued at $551,748 and have been recorded as a discount to the debentures. The warrant value is amortized as interest expense over the term of the debentures. The debentures are repayable in ten equal, monthly repayments beginning on August 1, 2011, with a maturity date of May 1, 2012. On August 18, 2011, the debenture holders agreed to extend the due date of the August 1, 2011 monthly repayment to November 1, 2011, in consideration for 50,278 shares of the Company’s common stock, par value $0.001 per share. The amount of the debentures, net of the original issue and warrant discounts, is $483,704 as of September 30, 2011. Subsequent to September 30, 2011, the Company agreed to settle and pay the debentures. See Note 11, “Subsequent events”, for further information.

Promissory notes

On July 22, 2010, Green House Soluciones, S.A. de C.V., a subsidiary of the Company, purchased approximately 25 acres of land in Jalisco, Mexico, for a total price of approximately $318,000. The purchase was financed by a promissory note to the sellers. The note is non-interest bearing and is secured by the land.  A 10% deposit of approximately $31,000 was paid on July 22, 2010 and an additional payment of $62,000 was made on August 20, 2010. The balance of the purchase price is payable in 10 monthly payments of approximately $21,000 beginning on September 30, 2010 and ending on June 30, 2011. The Company is currently negotiating an extension of the past due repayments. The balance outstanding on the promissory note totaled $50,472 and $132,508 at September 30, 2011 and December 31, 2010, respectively.

On July 5, 2008, Control Engineering, a subsidiary of the Company, modified a promissory note it entered into with Ironstone Bank on April 5, 2007 in the original amount of $150,000 (the “Ironstone Note”). Interest accrues on the Ironstone Note at the rate of 6.25% per annum and is secured by a 2nd lien deed of trust on the office space occupied by Control Engineering. Under the Ironstone Note, Control Engineering shall make 59 monthly payments of $1,259 beginning August 5, 2008, and a final payment of the entire balance then due of approximately $113,000 on July 5, 2013. The balance on the Ironstone Note totaled $124,941 at September 30, 2011.

Related party promissory notes

On October 8, 2008, the Company issued an unsecured promissory note (the “Note”) to Pacific Consortium Investments (“Pacific”) in the amount of $300,000. Interest accrues on the note at the rate of 5% per annum. Under the term of the Note, the Company shall make 36 monthly payments beginning on June 15, 2010. Subsequent to execution of the Note, Pacific advanced the Company additional amounts totaling $200,000 which are treated as additional borrowings under the Note. The controlling party of Pacific is an unaffiliated shareholder of the Company. The last monthly payment made was on January 15, 2011 and the Company is currently negotiating an extension of the past due repayments. The principal amount owing under the Note was $476,399 and $490,000 as of September 30, 2011 and December 31, 2010, respectively.

During the year ended December 31, 2009, the Company issued an unsecured note payable in the amount of $300,000 and received an additional unsecured loan in the amount of $30,536 from one of its principal shareholders and former Chief Executive Officer. During the year ended December 31, 2010, the Company received an additional unsecured loan in the amount of $42,100 from its principal shareholder and former Chief Executive Officer. The note has a stated interest rate of 4%, with interest payments due monthly, and is due upon receipt of equity financing by the Company of at least $5 million. The unsecured loans were fully repaid during the year ended December 31, 2010. The amount owing under the note as of June 30, 2011 and December 31, 2010 was $154,784 and $215,000, respectively. The loans are non-interest bearing. Subsequent to September 30, 2011, Chris Ursitti sold and assigned this indebtedeness to a third party. See Note 11, “Subsequent events”, for further information.

During the year ended December 31, 2009, the Company issued an unsecured note payable in the amount of $25,000 to an unaffiliated shareholder. This note was payable upon receipt of equity financing by the Company on or before January 4, 2010, and is non-interest bearing. The note holder received 15,000 shares of common stock upon receipt of equity financing by the Company. The amount owing under the note was $10,000 as of September 30, 2011 and December 31, 2010.

During the nine months ended September 30, 2011, the Company borrowed $176,745 from an unaffiliated shareholder and issued an unsecured note payable in the amount of $176,745 to the unaffiliated shareholder. Interest accrues on the note at the rate of 5% per annum and is payable on the maturity date of the note. The maturity date of the note is December 31, 2025. The amount owing under the note, including accrued interest of $4,673, was $181,418 as of September 30, 2011.

During the nine months ended September 30, 2011, the Company issued an unsecured note payable in the amount of $250,000 to an unaffiliated shareholder. Interest accrues on the note at the rate of 5% per annum and is payable on the maturity date of the note. The maturity date of the note is December 31, 2025. The amount owing under the note, including accrued interest of $5,208, was $255,208 as of September 30, 2011.

During the nine months ended September 30, 2011, the Company issued an unsecured note payable in the amount of $237,800 to an unaffiliated shareholder. Interest accrues on the note at the rate of 5% per annum and is payable on the maturity date of the note. The maturity date of the note is December 31, 2025. The amount owing under the note, including accrued interest of $4,582, was $242,382 as of September 30, 2011. Subsequent to September 30, 2011, the unaffiliated shareholder sold and assigned this indebtedeness to a third party. See Note 11, “Subsequent events”, for further information.

During the nine months ended September 30, 2011, the Company issued an unsecured note payable in the amount of $132,256 to an unaffiliated shareholder. Interest accrues on the note at the rate of 5% per annum and is payable on the maturity date of the note. The maturity date of the note is December 31, 2025. The amount owing under the note, including accrued interest of $2,952, was $135,208 as of September 30, 2011. Subsequent to September 30, 2011, the unaffiliated shareholder sold and assigned this indebtedeness to a third party. See Note 11, “Subsequent events”, for further information.

During the nine months ended September 30, 2011, the Company issued an unsecured note payable in the amount of $351,219 to an unaffiliated shareholder. Interest accrues on the note at the rate of 5% per annum and is payable on the maturity date of the note. The maturity date of the note is December 31, 2025. The amount owing under the note, including accrued interest of $4,390, was $355,609 as of September 30, 2011.

During the nine months ended September 30, 2011, simultaneous with the closing of the CEI Agreement, the Company issued unsecured notes payable in the aggregate amount of $86,645 to the Control Engineering Holders and an unsecured note payable in the amount of $53,402 to a company controlled by one of the Control Engineering Holders to replace the outstanding loans owed to them by Control Engineering as of the closing date of the CEI Agreement. The notes are payable on May 19, 2012 and bear interest at the rate of 5% per annum. The notes are convertible at any time at the option of the holders into shares of the Company’s common stock at a conversion price equal to the closing bid price of the Company’s common stock on the date of delivery of a notice of conversion, subject to customary anti-dilution adjustments.  The amount owing under the notes, including accrued interest of $2,177, was $122,224 as of September 30, 2011.

Note 9 – Shareholders’ equity

Private offering of equity securities

Subsequent to the Merger, the Company accepted additional subscriptions in an offering of its units comprised of 16,667 shares of common stock and warrants to purchase an additional 5,500 shares of common stock at an exercise price of $2.50 per share and expiring in three years (the “Units”) offered pursuant to Regulation D of the Securities Act of 1933, as amended. The Company sold 140.26 Units for a total of $3,506,610 aggregating to 159.26 Units for a total of $3,981,610 during the year ended December 31, 2010, and an additional 22.08 Units for a total of $552,000 during the nine months ended September 30, 2011. See below for valuation of warrants issued.

Stock and warrants issued for services

During the nine months ended September 30, 2011, two vendors of the Company elected to accept 94,748 shares of the Company’s common stock as payment on accounts payable. The common stock shares were valued at the fair value of the Company's common stock on the date of issuance of $1.50 per share, resulting in a beneficial conversion expense of $47,374. During the nine months ended September 30, 2011, the Company issued 147,500 shares of its common stock to various individuals and entities for services rendered and to be rendered. The common stock shares were valued at the estimated cash value of the services rendered at a weighted average of $1.36 per share, resulting in an expense of $191,301 which is included in selling, general and administrative expense in the condensed consolidated statement of operations, and prepaid expense of $9,449 which is included in prepaid expenses and other current assets in the condensed consolidated balance sheet at September 30, 2011.

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

During the nine months ended September 30, 2011, the Company issued no options to employees and non-employee directors. As of September 30, 2011, there was unrecognized compensation costs of $582,461 related to stock options. The Company expects to recognize those costs over a weighted average period of 1.85 years as of September 30, 2011. Future option grants will increase the amount of compensation expense to be recorded in these periods.

During the nine months ended September 30, 2011, the Company issued 45,000 options to non-employee individuals with a weighted-average grant date fair value of $1.88. Due to the variable accounting of stock-based compensation awards to non-employees described in Note 2 above, the Company recognized income of $19,453 and $0 as a recovery of non-employee stock based compensation for the nine months ended September 30, 2011 and 2010, respectively, on the unvested non-employee options outstanding as of September 30, 2011, and on the options that vested during the nine months ended September 30, 2011. Future option grants will increase the amount of compensation expense to be recorded in these periods.

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

Warrants

During the nine months ended September 30, 2011, the Company issued warrants to purchase 121,440 shares of the Company’s common stock in conjunction with sales of its Units.  These warrants have lives of three years and were valued at a weighted average of $1.47 per warrant, or $178,930 using the Black-Scholes option pricing model with the following assumptions:

Stock price	$2.11 - $2.94
Contractual term	3 years
Expected volatility	85 - 87%
Risk free interest rate	1.9 – 2.4%
Dividend yield	0

The volatility was based on comparable volatility of other companies since the Company had no significant historical volatility.  The risk free interest rate was based on the three year treasury rates, as applicable to the contract term. The dividend yield was assumed to be zero. The fair value of the warrants issued for the sale of the Company’s Units totaling $178,930 for the nine months ended September 30, 2011 was recorded to additional paid-in capital.

On February 18, 2011, the Company issued debentures in the amount of $804,598 and warrants to purchase 321,839 shares of the Company’s common stock at an exercise price of $2.50.  The warrants have a life of five years and were valued at $1.714 per warrant, or $551,748, based upon a valuation utilizing Monte-Carlo simulation analysis. The stock price on the date of grant was $2.40. Volatility, which was determined to be 82%, was based on comparable volatility of other companies since the Company had no significant historical volatility.  The risk free interest rate was based on the twenty-year treasury rate and the probability of future financing was estimated at 100%.  The fair value of the warrants was recorded as a discount to the debentures and is amortized, using the straight-line method, as interest expense over the term of the debentures. Subsequent to September 30, 2011, the warrants were re-priced. See Note 11, “Subsequent events”, for further information.

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

Master Subscription Agreement

The Company is subject to a Master Subscription Agreement (“MSA”) with SalesForce.com, Inc., a San Diego based software licensing company (“SalesForce”), for the provision of SalesForce licenses and related products and services to the Company. The MSA calls for advance subscription payments of $12,600 each on February 24, 2011, August 24, 2011 and February 24, 2012. The August 24, 2011 payment has not yet been made. The MSA terminates on August 24, 2012.

Dissolution agreement

On November 9, 2010, the Company’s subsidiary, Life Protection, entered into an agreement with the other members of its subsidiary, LPI-R.O.A.D.House, LLC, for the dissolution of the LLC.  Pursuant to the agreement, Life Protection was required to pay to the other members a lump-sum payment of $115,000 upon the completion of, and collection on, a specific contract in progress, and after all contract vendors have been paid. This required payment was made during the second quarter of 2011 and is included in selling, general and administrative expense for the nine months ended September 30, 2011.  Additionally, Life Protection will be required to make payments of $50,000 each should two specific potential customer contracts be consummated.  As of the date of this report, these potential contracts have not been consummated, nor is there any assurance that such contracts will ever be consummated.

General litigation

The Company is involved in certain claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company's financial position, results of operations, or liquidity.

Note 11 – Subsequent events

In October 2011, Life Protection was selected to provide its Rapidly Deployable Units (“RDU’s”) for an Urban Warfare Training Center at Fort Benning. The first phase of the overall contract represents $130,000 in revenue to the Company. The project entails remodeling of the existing facility with uniquely designed, rapidly deployable structures that will be coated to create the appearance of specific urban settings. LPI and Yeargan Construction, the primary contractor for the winning bid, were selected over several other reputable companies, opening the door to future opportunities with the Department of Defense and Fort Benning.

In November 2011, Control Engineering received a purchase order for approximately $811,000 to perform controls automation and energy efficient upgrades to a state mental hospital.

On November 1, 2011, the Company entered in a letter agreement with certain of its holders (the “Holders”) of debentures in the aggregate amount of $1,194,254 (the “Debentures”) whereby the Company and the Holders agreed to settle and pay the Debentures (the “Settlement”).  The Company agreed to issue the Holders an aggregate of 2,000,000 shares of the Company’s common stock (the “Shares”), par value $0.001 per share (the “Common Stock”), 1,000,000 of which were deliverable upon execution of the agreement and the balance on December 1, 2011, in exchange for an aggregate amount of $600,000 of the Debentures (the “Exchange Debentures”).  In addition, the Holders warrants to purchase an aggregate 459,770 shares of Common Stock at the exercise price of $2.50 per share were re-priced to $0.40 per share with additional anti-dilution provisions.  If the daily volume weighted average price (“VWAP”) of the Shares for each of the 20 trading days immediately following the issuance of the Shares divided by 20 is less than $0.30, then, within 3 trading days after the end of such 20 trading day period, the Company shall issue to the Holders an additional number of shares of Common Stock equal to the difference between (a) the original principal amount of the Exchange Debentures divided by the VWAP average and (b) the Shares. In terms of the Settlement, the Holders agreed to sell and assign the remaining aggregate amount of $594,254 of the Debentures to Isaac Blech (“Blech”), a Director of Premier, with whom the Company has signed a letter of intent to merge with and into.  In exchange for Blech’s surrender of such assigned Debentures to the Company, the Company issued to Blech a demand convertible promissory note in the amount of $594,254, convertible into shares of Common Stock at the price of $0.30 per share, subject to adjustment..

In addition, on November 1, 2011, Blech purchased indebtedness of the Company in the aggregate amount of $1,067,122 from certain shareholders and lenders of the Company (the “Founders”) which were the holders and/or makers of promissory notes, loans, advances and other indebtedness of the Company and/or one of its affiliates, originally issued to the Founders. Upon the sale and assignment of such indebtedness to Blech from the Founders, the Company issued to Blech a demand convertible promissory note in the amount of $1,067,122, convertible into shares of Common Stock at the price of $0.30 per share, subject to adjustment.

Further, on November 1, 2011, in consideration for a bridge loan in the amount of $500,000, the Company made a Secured Convertible Promissory Note in favor of Premier, in the principal amount of $500,000 (the “Bridge Note”).  The Bridge Note is convertible into shares of Common Stock at the rate of 70% of the volume weighted average price for the twenty (20) trading days prior to the date a notice of conversion is given to the Company.  The Note is secured by a general security interest in all of the Company’s assets.

Note 12 – Segment information

The Company operates in two business segments: Energy Efficiency Solutions ("EES") and Sustainable Facilities Solutions ("SFS"). The EES segment provides the following services: Energy Efficiency and Demand Response Solutions, Automation and Control Solutions, Facility Retrofitting and Renewable Energy and Cogeneration. The SFS segment develops, designs and constructs rapidly deployable, sustainable facilities primarily for use by the United States military and for disaster relief and security organizations in austere regions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue
Energy Efficiency Solutions	$442,903	$1,724,277	$2,520,716	$4,427,951
Sustainable Facility Solutions	27,489	-	350,867	-
	$470,392	$1,724,277	$2,871,583	$4,427,951

Loss from operations
Energy Efficiency Solutions	$(1,148,079)	$(962,598)	$(2,490,902)	$(2,487,207)
Sustainable Facility Solutions	(300,064)	-	(974,440)	-
	$(1,448,143)	$(962,598)	$(3,465,342)	$(2,487,207)

Depreciation and amortization expense
Energy Efficiency Solutions	$6,144	$14,446	$41,849	$38,890
Sustainable Facility Solutions	91,150	-	273,462	-
	$97,294	$14,446	$315,311	$38,890

Capital Expenditures
Energy Efficiency Solutions	$(14,948)	$324,099	$1,212,922	$366,769
Sustainable Facility Solutions	-	-	-	-
	$(14,948)	$324,099	$1,212,922	$366,769

			September 30,	December 31,
			2011	2010

Total Assets
Energy Efficiency Solutions			$4,401,473	$3,141,606
Sustainable Facility Solutions			2,579,536	4,489,482
			$6,981,009	$7,631,088

Note 13 – Unaudited Pro Forma Condensed Combined Statement of Operations

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

The unaudited pro forma condensed combined statements of operations for the nine months ended September 30, 2011 assumes that the CEI Agreement was consummated at the beginning of the period presented. The unaudited pro forma condensed combined statement of operations for the nine months ended September 30, 2011 combines the unaudited condensed statement of operations of the Company for the nine months ended September 30, 2011 with the unaudited condensed statement of operations of Control Engineering for the period January 1, 2011 to May 23, 2011.

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

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SETEMBER 30, 2011 (UNAUDITED)

	GreenHouse Holdings, Inc. and Subsidiaries Historical	Control Engineering, Inc. Historical	Pro Forma Adjustments	Ref	Combined
		(1)

Revenues	$2,871,583	$454,134	$-		$3,325,717

Cost of goods sold	1,863,681	283,220	-		2,146,901

Gross profit	1,007,902	170,914	-		1,178,816

Operating expenses	4,473,244	150,532	-		4,623,776

(Loss) income from operations	(3,465,342)	20,382	-		(3,444,960)

Other income (expense)	(346,476)	(1,745)	-		(348,221)

Loss (income) before income taxes	(3,811,818)	18,637	-		(3,793,181)

Income tax expense (benefit)	-	-	-		-

Loss (income) before noncontrolling interest	(3,811,818)	18,637	-		(3,793,181)

Income attributable to noncontrolling interest	-	-	-		-

Net (loss) income	(3,811,818)	18,637	-		(3,793,181)

Preferred stock dividends	-	-	-		-

Deemed dividend on preferred stock	-	-	-		-

Net (loss) income available for common shareholders	$(3,811,818)	$18,637	$-		$(3,793,181)

Net (loss) income per share:
Basic	$(0.14)	$0.03	$-		$(0.14)
Diluted	$-	$-	$-		$-

Weighted average number of shares, basic and diluted:
Basic	26,569,030	653,856	(323,335)	(2)	26,899,551
Diluted	26,569,030	653,856	(323,335)	(2)	26,899,551
________________
(1)
Represents unaudited results of operations of Control Engineering, Inc. from January 1, 2011 to May 23, 2011. Control Engineering's results of operations from May 24, 2011 to September 30, 2011 are consolidated with GreenHouse Holdings, Inc.

(2)	The adjustment to weighted average number of common shares outstanding reflects the change necessary to calculate shares outstanding as if Control Engineering was acquired on January 1, 2011.

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

On May 23, 2011, the Company entered into an Agreement and Plan of Share Exchange (the “CEI Agreement”) with Control Engineering, Inc., a Delaware corporation (“Control Engineering”), and shareholders of Control Engineering (the “Control Engineering Holders”). Control Engineering is headquartered in Costa Mesa, California and is a provider of automation and control solutions including engineering, installation and integration services to a wide range of industries. Pursuant to the CEI Agreement, the Company acquired, from the Control Engineering Holders, all of the capital stock of Control Engineering in exchange for a maximum aggregate of 800,856 shares of the Company’s newly issued shares of common stock, par value $.001 per share (the “Exchange Shares”). 147,000 of the Exchange Shares shall be deposited in escrow (the “Earn-out Shares”). If CEI generates gross revenues in 2011, including pre-acquisition revenue, from its existing line of business totaling between $2,000,0000- $3,999,999 for the year ending December 31, 2011, the escrow agent shall release 73,500 of the Earn-out Shares to the Control Engineering Holders. If CEI generates gross revenues in 2011, including pre-acquisition revenue, from its existing line of business in excess of $4,000,000, the escrow agent shall release 147,000 of the Earn-out Shares to the Control Engineering Holders. If CEI fails to generate gross revenues in 2011, including pre-acquisition revenue, from its existing line of business in excess of $2,000,000, then the escrow agent shall return any and all remaining Earn-out Shares to be cancelled and retired on the books and records of the Company and returned to unissued status. The purchase price was determined by the total market value of the newly issued shares on May 23, 2011, totaling $1,209,293, which was based on the closing market price of the Company's common stock on the acquisition date. The acquisition has been accounted for under the purchase method.

On September 16, 2011, the Company entered into a letter of intent to transact a stock exchange and be acquired by Charlotte, NC-based Premier Alliance Group, Inc. (“Premier”), a leading provider of business and technology advisory and consulting services. The acquisition is subject to certain requirements including due diligence; execution of a definitive purchase agreement, approval by the boards of both companies and various other customary conditions, including the Company’s shareholder approval.

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

Results of Operations

Results of Operations for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Revenues for the nine months ended September 30, 2011 were approximately $2,872,000 compared to approximately $4,428,000 for the nine months ended September 30, 2010, a decrease of approximately $1,556,000 or 35%. This expected decrease in revenues was a direct result of the Company’s decision in the second quarter of this year to significantly reduce its staff involved in the residential market in response to the softening demand for energy efficient products to residential customers in the EES segment that started in the second quarter. The Company continues to focus its efforts in the non-residential market of the EES segment, which grew revenues to $781,831 for the nine months ended September 30, 2011 compared to $0 for the nine months ended September 30, 2010, and on the SFS segment, which grew revenues to $350,867 for the nine months ended September 30, 2011 compared to $0 for the nine months ended September 30, 2010. The gross profit percentage decreased to 35% for the nine months ended September 30, 2011, from 41% for the nine months ended September 30, 2010, due to  a lower gross profit percentage from the residential market for the nine months ended September 30, 2011.

The decrease in demand for the Company's energy efficiency solutions to the residential market has not yet shown signs of improvement, and the Company will continue its reduction of effort in the residential market of the Energy Efficiency Solutions segment. The Company significantly reduced its staff involved in the residential market in the second quarter, and accordingly, the potential for future revenues from the residential market have declined significantly until the staffing levels are restored. Total revenues earned from the residential market during the nine months ended September 30, 2011 and 2010, totaled approximately $1,739,000 and $4,428,000, respectively.

Operating expenses for the nine months ended September 30, 2011 were approximately $4,473,000 compared to approximately $4,321,000 for the nine months ended September 30, 2010, an increase of approximately $152,000 or 4%. Non-cash items included in operating expenses for the nine months ended September 30, 2011 were approximately $797,000 compared to approximately $119,000 for the nine months ended September 30, 2010, an increase of approximately $678,000 or 570%. Approximately $402,000 of this non-cash increase was due to common stock and options issued for services, and the remaining $276,000 of this non-cash increase was due to the depreciation expense of fixed assets and amortization expense of distribution rights and other intangibles. General corporate expenses, including expenses associated with being a publicly-traded company, such as investor relations, public relations, audit and legal fees, director and officer liability insurance, and expenses associated with consummating and integrating our acquisitions, were approximately $902,000 the nine months ended September 30, 2011 compared to approximately $621,000 for the nine months ended September 30, 2010, an increase of approximately $281,000 or 45%. Also included in operating expenses was approximately $115,000 which Life Protection paid in terms of the agreement entered into on November 9, 2010, with the other members of its subsidiary, LPI-R.O.A.D.House, LLC, for the dissolution of the limited liability company. Offsetting these increases in expenses was the reduction in expenses achieved in the residential market of the EES segment. As a result of the decrease in revenue from the residential market, the Company’s sales and marketing expenses consisting primarily of commissions on sales decreased by approximately $548,000. In addition, the Company’s reduction of employees that were targeting residential customers in the EES segment, net of the increase in employee costs in the Company’s non-residential EES segment, resulted in a decrease of approximately $375,000 in the Company’s compensation expenses. The Company continues to focus its resources on its Demand Response Solutions in the EES segment and on the SFS segment, which the Company believes have the greatest potential for more profitable revenue growth.

Interest expense for the nine months ended September 30, 2011 was approximately $642,000 compared to approximately $237,000 for the nine months ended September 30, 2010, an increase of approximately $405,000. Included in interest expense is the non-cash accounting entries to record the expense related to the beneficial conversion of debt of approximately $47,000 and $137,000 for the nine months ended September 30, 2011 and 2010, respectively, a decrease of $90,000. Also included in interest expense is the non-cash amortization expense of the original issue discount and warrant valuation attached to the debentures issued on October 22, 2010 and February 18, 2011 of approximately $454,000 and $0 for the nine months ended September 30, 2011 and 2010, respectively, an increase of $454,000. Also included in interest expense is the non-cash expense of $50,000 related to the stock issued during the nine months ended September 30, 2011 for the extension of the debenture repayment that was due August 1, 2011. The remaining decrease of approximately $9,000 was due to a decrease in accounts payable for the nine months ended September 30, 2011 compared to September 30, 2010.

Change in acquisition liability for the nine months ended September 30, 2011 was $167,580 compared to $0 for the nine months ended September 30, 2010. This other income was due to the revaluation at September 30, 2011, of the acquisition liability for the Earn-out Shares that were issued on the acquisition of Control Engineering on May 23, 2011.

Other expense for the nine months ended September 30, 2011 was $0 compared to $250,000 for the nine months ended September 30, 2010. This expense was due to the one-time costs associated with effecting the reverse merger that took place during the first quarter of 2010.

As a result, net loss was approximately $3,812,000 for nine months ended September 30, 2011 compared to a net loss of approximately $2,975,000 for the nine months ended September 30, 2010.

Results of Operations for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Revenues for the three months ended September 30, 2011 were approximately $470,000 compared to approximately $1,724,000 for the three months ended September 30, 2010, a decrease of approximately $1,254,000 or 73%. Revenue from the Company’s residential customers in the EES segment decreased by approximately $1,715,000 in response to the softening demand for energy efficient products to residential customers in the EES segment that started in the second quarter, and the Company’s subsequent decision in the second quarter of this year to significantly reduce its staff involved in the residential market. However, this decrease in revenue was offset by an increase in revenue from the Company’s non-residential customers of approximately $433,000 and an increase in revenue of approximately $28,000 from the Company’s SFS segment. Total revenues earned from the residential market during the three months ended September 30, 2011 and 2010, totaled approximately $9,000 and $1,724,000, respectively. The gross profit percentage decreased from 37% to (2%) for the three months ended September 30, 2011 and 2010, respectively. The primary reason for this decrease was non-recurring job close-out costs related to the residential market of the EES segment.

Continuing from the second quarter, we do not anticipate revenue from the residential market to rebound in the short term, and continue to  focus our sales and marketing efforts on our Demand Response and other Energy Efficiency Solutions in the EES segment, which increased revenue from approximately $348,000 for the three months ended June 30, 2011 to approximately $433,000 for the three months ended September 30, 2011, an increase of approximately $85,000 or 24%. Approximately $28,000 of revenue was generated in the SFS segment for the three months ended September 30, 2011 compared to $0 for the three months ended June 30, 2011, as we continued to focus our sales and marketing efforts on developing the relationships to facilitate the progression of the Company’s multi-year, multi-million dollar OceanSafe and Pinnacle Contracts, as disclosed in Note 3 in the notes to the accompanying condensed consolidated financial statements, from award phase to notice to proceed phase. The SFS segment also continued its sales and marketing efforts by submitting proposals and responding to RFP’s on large contract opportunities nationally as well as in Kenya, Saudi Arabia and the Dominican Republic.

Operating expenses for the three months ended September 30, 2011 were approximately $1,439,000 compared to approximately $1,605,000 for the three months ended September 30, 2010, a decrease of approximately $166,000 or 10%. Approximately $261,000 of the decrease was due to the reduction of employees targeting residential customers in the EES segment described above. Sales and marketing expenses, consisting primarily of commissions on sales, decreased by approximately $244,000 as a result of the decrease in revenues of our energy efficient products and services to residential customers described above. The decrease in operating expenses was offset by an increase of approximately $83,000 due to the non-cash depreciation expense of fixed assets and amortization expense of distribution rights and other intangibles, an increase in stock compensation expense of approximately $190,000, an increase of approximately $50,000 in professional fees related to operating a public company, and the remaining increase of $16,000 was due to an increase in general corporate expenses, including expenses associated with being a publicly-traded company

Interest expense for the three months ended September 30, 2011 was approximately $268,000 compared to approximately $29,000 for the three months ended September 30, 2010, an increase of approximately $239,000. This increase is due to the non-cash amortization expense of the original issue discount and warrant valuation attached to the debentures issued on October 22, 2010 and February 18, 2011, as well as the non-cash interest expense related to the stock issued during the three months ended September 30, 2011 for the extension of the debenture repayment that was due August 1, 2011.

Change in acquisition liability for the three months ended September 30, 2011 was $34,000 compared to $0 for the three months ended September 30, 2010. This other income was due to the revaluation at September 30, 2011, of the acquisition liability for the Earn-out Shares that were issued on the acquisition of Control Engineering on May 23, 2011.

As a result, net loss was approximately $1,640,000 for three months ended September 30, 2011 compared to a net loss of approximately $991,000 for the three months ended September 30, 2010.

Liquidity and Capital Resources

Overview

For the nine months ended September 30, 2011, we funded our operations through financing activities consisting primarily of private placements of equity and debt securities with outside investors, and by loans from shareholders and officers. Our principal use of funds during the nine months ended September 30, 2011 has been for the ongoing sales and marketing efforts to develop relationships with and to respond to Requests for Proposals (“RFP’s”) from potential corporate and government customers for our Energy Efficiency and Sustainable Facility solutions; for working capital; and for general corporate expenses.

Liquidity and Capital Resources during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

During the nine months ended September 30, 2011, the Company raised $552,000 by issuing common stock to outside investors, raised $700,000 by issuing debentures to outside investors, received advances from officers and shareholders of approximately $368,000 and repaid approximately $322,000 of advances from officers and shareholders, and issued notes payable to related parties of approximately $1,166,000 and repaid approximately $112,000 of notes payable to related parties.

During the nine months ended September 30, 2010, the Company raised $3,397,000 by issuing common stock to outside investors, received advances from officers and shareholders of approximately $95,000 and repaid approximately $101,000 of advances from officers and shareholders, issued notes payable to related parties of approximately $390,000 and repaid approximately $610,000 of notes payable to related parties, and issued notes payable to third parties of approximately $311,000 and repaid approximately $105,000 of notes payable to related parties.

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

Financial Condition

We believe we have access to sufficient financing to pursue our current limited operations through the fourth quarter of 2011. However, we will require additional funds to fully pursue and implement our business plan, and our working capital requirements will depend upon numerous factors. In any event, we will require substantial funds in addition to those presently available to us to develop all of our programs to meet our business objectives. To ensure the continued level of our operations, we are currently exploring various possible financing options that may be available to us. However, we have no binding commitments for any transactions at this time and there can be no assurance that we will consummate any transaction. If we are unable to obtain such capital, we may not be able to:

•	continue the development of our programs or;
•	continue operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2011.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2011, the Company accepted additional subscriptions of $552,000 for 22.08 Units in an offering of its securities. Each unit is comprised of 16,667 shares of common stock and warrants to purchase an additional 5,500 shares of common stock at an exercise price of $2.50 per share and expiring in three years (the ”Units”) offered pursuant to Regulation D of the Securities Act of 1933, as amended. Our principal use of funds during the nine months ended September 30, 2011 has been for the ongoing sales and marketing efforts to develop relationships with and to respond to Requests for Proposals (“RFP’s”) from potential corporate and government customers for our Energy Efficiency and Sustainable Facility solutions; for working capital; and for general corporate expenses.

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

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    (Removed and Reserved).

Item 5.    Other Information.

On November 14, 2011, the Company accepted the resignation of Justin Farry in his executive capacity as Chief Financial Officer. Mr. Farry’s responsibilities will be assumed by existing employees and consultants of the Company.

Item 6.    Exhibits.

Exhibit 31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

Exhibit 31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

Exhibit 32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 101*	Interactive Data Files

___________
(1) Filed herewith.

*
This exhibit is furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certifications will not be deemed to be incorporated by reference in any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate them by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2011	By: /s/ John W. Galt
John W. Galt
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	By: /s/ Justin Farry
Justin Farry
Chief Financial Officer (Principal Financial Officer)